Form 10-Q
period 1995-09-30
FFLC BANCORP INC
filed 1996-04-29
CIK 912738

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- - ----
     ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----
     EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

                         COMMISSION FILE NUMBER 0-22608


                               FFLC BANCORP, INC.
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Delaware                                                59-3204891
- - ----------------------------                                --------------------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)



800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
- - -------------------------------------------------------------------   ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (352) 787-3311
                                                    --------------

- - --------------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes X    No
                                            ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $.01 per share       2,638,356 shares outstanding at
- - --------------------------------------       -------------------------------
                                             at April 23, 1996
                                             -----------------

                                                                  CONFORMED COPY

                               FFLC BANCORP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS                                            PAGE
                                                                          ----

   Condensed Consolidated Balance Sheets -
     March 31, 1996 (unaudited) and December 31, 1995........................2

   Condensed Consolidated Statements of Income -
     Three months ended March 31, 1996 and 1995 (unaudited)..................3

   Condensed Consolidated Statement of Stockholders' Equity -
     For the Three-Month Period Ended March 31, 1996 (unaudited).............4

   Condensed Consolidated Statements of Cash Flows -
     Three months ended March 31, 1996 and 1995 (unaudited)................5-6

   Notes to Condensed Consolidated Financial Statements (unaudited)........7-9

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS.............................................10-15

PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS................................................16

  ITEM 2.  CHANGES IN SECURITIES............................................16

  ITEM 3.  DEFAULT UPON SENIOR SECURITIES...................................16

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............16

  ITEM 5.  OTHER INFORMATION................................................16

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................16

SIGNATURES..................................................................17


                                                  FFLC BANCORP, INC.

                                             PART I. FINANCIAL INFORMATION

                                             ITEM 1. FINANCIAL STATEMENTS

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       MARCH 31,     DECEMBER 31,
                                                                                       ---------     ------------
                                                                                        1996             1995
                                                                                        ----             ----
            ASSETS                                                                   (UNAUDITED)

Cash and due from banks                                                                $   4,186            5,005
Interest-bearing deposits                                                                 12,051            8,924
                                                                                         -------          -------
            Cash and cash equivalents                                                     16,237           13,929
                                                                                         -------          -------
Investment securities held-to-maturity, at cost-
    SBA-guaranteed securities (market value of $3,422
        in 1996 and $3,472 in 1995)                                                        3,385            3,441
                                                                                         -------          -------
Investment securities available-for-sale, at market:
    Investment in mutual funds                                                             8,962            8,900
    U.S. Government and agency securities                                                 13,896           11,392
    Other investment securities                                                            1,846            1,532
                                                                                         -------          -------
            Investment securities available-for-sale                                      24,704           21,824
                                                                                         -------          -------
Mortgage-backed and related securities:
    Securities held-to-maturity, at cost (market value of $67,039
        in 1996 and $75,257 in 1995)                                                      66,826           74,925
    Securities available-for-sale, at market                                              18,470           18,958
                                                                                         -------          -------
            Mortgage-backed and related securities                                        85,296           93,883
                                                                                         -------          -------
Loans receivable, net                                                                    191,233          183,448
Accrued interest receivable:
    Investment securities                                                                    493              643
    Mortgage-backed securities                                                               281              291
    Loans receivable                                                                       1,104            1,012
Real estate acquired by foreclosure                                                          150              165
Real estate held for development                                                             122              122
Premises and equipment, net                                                                5,137            4,817
Federal Home Loan Bank stock, at cost                                                      1,939            1,928
Other assets                                                                                 433              329
                                                                                         -------          -------
            Total                                                                      $ 330,514          325,832
                                                                                         =======          =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit accounts                                                                         271,028          267,703
Advances from Federal Home Loan Bank                                                         150              150
Advance payments by borrowers for taxes and insurance                                        230              100
Deferred income taxes                                                                      1,077            1,105
Accrued expenses and other liabilities                                                     1,933            1,414
                                                                                         -------          -------
            Total liabilities                                                            274,418          270,472
                                                                                         -------          -------
Stockholders' Equity:
    Preferred stock                                                                          -                -
    Common stock                                                                              28               28
    Additional paid-in-capital                                                            27,112           27,041
    Retained income, substantially restricted                                             33,316           32,704
    Unrealized loss on securities available-for-sale                                        (212)             (94)
    Treasury stock, at cost (132,044 shares at March 31, 1996
        and December 31, 1995)                                                            (2,373)          (2,373)
    Stock held by Incentive Plan Trusts                                                   (1,775)          (1,946)
                                                                                         -------          -------
            Total stockholders' equity                                                    56,096           55,360
                                                                                         -------          -------
            Total                                                                      $ 330,514          325,832
                                                                                         =======          =======

See accompanying Notes to Condensed Consolidated Financial Statements.



                               FFLC BANCORP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                      --------------------
                                                                       1996         1995
                                                                       ----         ----
                                                                          (UNAUDITED)

Interest income:
   Interest on loans receivable                                     $     3,941       3,181
   Interest on mortgage-backed securities                                 1,418       1,673
   Interest and dividends on investment securities and time
      deposits                                                              587         517
                                                                      ---------   ---------
        Total interest income                                             5,946       5,371
                                                                      ---------   ---------
Interest expense:
   Deposit accounts                                                       3,213       2,676
   Borrowed funds                                                             2          32
                                                                      ---------   ---------
        Total interest expense                                            3,215       2,708
                                                                      ---------   ---------
        Net interest income                                               2,731       2,663

Provision for loan losses                                                    14          30
                                                                      ---------   ---------
        Net interest income after provision
           for loan losses                                                2,717       2,633
                                                                      ---------   ---------
Noninterest income:
   Deposit account fees                                                     111         117
   Other service charges and fees                                            63          26
   Other                                                                      8          14
                                                                      ---------   ---------
        Total noninterest income                                            182         157
                                                                      ---------   ---------
Noninterest expense:
   Compensation and benefits                                                883         761
   Occupancy and equipment                                                  195         133
   Federal deposit insurance premiums                                       152         143
   Advertising and promotion                                                 21          31
   Data processing expense                                                   94          76
   Professional services                                                     59          61
   Other                                                                    159         159
                                                                      ---------   ---------
        Total noninterest expense                                         1,563       1,364
                                                                      ---------   ---------
Income before provision for income taxes                                  1,336       1,426

Provision for income taxes                                                  525         534
                                                                      ---------   ---------
Net income                                                          $       811         892
                                                                      =========   =========
Earnings per share                                                  $       .31         .33
                                                                      =========   =========
Dividends per share                                                 $       .08         .06
                                                                      =========   =========
Weighted average number of shares outstanding                         2,595,488   2,671,553
                                                                      =========   =========





See accompanying Notes to Condensed Consolidated Financial Statements.



                                         FFLC BANCORP, INC.

                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1996
                                          ($ IN THOUSANDS)


                                                                             UNREALIZED                      STOCK
                                                               RETAINED       LOSS ON                       HELD BY
                                                 ADDITIONAL     INCOME,      SECURITIES                    INCENTIVE         TOTAL
                                       COMMON      PAID-IN   SUBSTANTIALLY   AVAILABLE-       TREASURY       PLAN      STOCKHOLDERS'
                                       STOCK       CAPITAL     RESTRICTED     FOR-SALE         STOCK        TRUSTS          EQUITY
                                      -------     ---------  -------------   ----------      ---------    ----------        ------

Balance at December 31,
     1995                             $ 28         27,041        32,704          (94)          (2,373)      (1,946)         55,360

Proceeds from 1,000 shares
     of common stock issued
     under the employee stock
     option plans (unaudited)           -              10            -            -               -            -                10

Net income (unaudited)                  -             -             811           -               -            -               811

Dividends (unaudited)                   -             -            (199)          -               -            -              (199)

Shares committed to
     participants in
     incentive plans
     (unaudited)                        -              61            -            -               -           171              232

Change in unrealized
     losses on securities
     available-for-sale,
     net of income
     taxes of $71
     (unaudited)                        -             -              -          (118)             -            -              (118)
                                       ---         ------       -------          ---            -----        -----          ------

Balance at March 31, 1996
     (unaudited)                      $ 28         27,112        33,316         (212)          (2,373)      (1,775)         56,096
                                       ===         ======        ======          ===            =====        =====          ======







See accompanying Notes to Condensed Consolidated Financial Statements.




                                             FFLC BANCORP, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              ($ IN THOUSANDS)

                                                                                     FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                       1996         1995
                                                                                       ----         ----
                                                                                         (UNAUDITED)

Cash flows from operating activities:
    Net income                                                                       $    811         892
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses                                                      14          30
            Depreciation                                                                   81          19
            Stock committed to incentive plan participants                                232         219
            Amortization of premiums or discounts
                on investment and mortgage-backed securities                              (38)         (3)
            Accretion of deferred loan fees and unearned income                            (6)        (42)
            Deferral of net loan fees collected                                            35           7
            Loss on sale of real estate owned                                               2           1
            Dividends on FHLB stock                                                       (11)         -
            Decrease in accrued interest receivable                                        68          70
            Increase in other assets                                                     (104)       (135)
            Provision (credit) for deferred income taxes                                   43         (53)
            Increase (decrease) in accrued expenses and other liabilities                 519         (52)
                                                                                       ------       -----
                    Net cash provided by operating activities                           1,646         953
                                                                                       ------       -----
Cash flows from investing activities:
    Purchase of mortgage-backed securities available-for-sale                            (731)         -
    Principal repayments on mortgage-backed securities
        held-to-maturity                                                                8,129       4,996
    Principal repayments on mortgage-backed securities
        available-for-sale                                                              1,092         525
    Purchase of investment securities available-for-sale                               (5,789)       (132)
    Proceeds from maturities of investment securities held-to-maturity                     56          40
    Proceeds from maturities of investment securities available-for-sale
    Loan disbursements                                                                (18,861)    (11,567)
    Principal repayments on loans                                                      11,035       4,044
    Purchase of premises and equipment, net                                              (401)       (480)
    Proceeds from sales of real estate owned                                               13          53
                                                                                       ------      ------
                    Net cash used in investing activities                              (2,604)     (1,631)
                                                                                       ------      ------


                                                                                              (continued)




                                         FFLC BANCORP, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                          ($ IN THOUSANDS)
                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            --------------------
                                                                                                1996      1995
                                                                                                ----      ----
                                                                                                  (UNAUDITED)
Cash flows from financing activities:
    Stock options exercised                                                                        10         -
    Cash dividends paid                                                                          (199)       (152)
    Purchase of treasury stock                                                                     -         (177)
    Net increase in deposit accounts                                                            3,325       1,480
    Repayment of securities sold under agreements to repurchase                                    -       (3,000)
    Increase in advance payments by borrowers for taxes and insurance                             130         138
                                                                                               ------      ------
                Net cash provided by (used in)
                    financing activities                                                        3,266      (1,711)
                                                                                               ------      ------
Net increase (decrease) in cash and cash equivalents                                            2,308      (2,389)

Cash and cash equivalents, beginning of period                                                 13,929      10,255
                                                                                               ------      ------
Cash and cash equivalents, end of period                                                     $ 16,237       7,866
                                                                                               ======      ======
Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                                             $  3,145       2,652
                                                                                               ======      ======
        Income taxes                                                                         $    125          33
                                                                                               ======      ======
    Noncash investing and financing activities:

        Transfer from loans to real estate owned                                             $    -           262
                                                                                               ======      ======
        Loans originated on sales of real estate owned                                       $    -            89
                                                                                               ======      ======
        Loans funded by and sold to correspondent                                            $  1,218         284
                                                                                               ======      ======
        (Increase) decrease in equity valuation allowance for
            market value of investment and mortgage-backed
            securities available-for-sale                                                    $   (118)        350
                                                                                               ======      ======





See accompanying Notes to Condensed Consolidated Financial Statements.


                               FFLC BANCORP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 1996 and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operations and other data for the three-month period ended March 31, 1996, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

       The condensed consolidated financial statements include the accounts of FFLC Bancorp, Inc. (the "Holding Company") and its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Savings Bank") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. LOAN IMPAIRMENT AND LOAN LOSSES. On January 1, 1995, the Company adopted Statements of Financial Accounting Standards No. 114 and 118. These Statements address the accounting by creditors for impairment of certain loans. The Statements generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company has implemented the Statements by modifying its quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements. As a result of the Company's review as of March 31, 1996, no loans have been identified as impaired. The adoption of the Statements did not have any effect on the results of operations for the three months ended March 31, 1995.

       The activity in the allowance for loan losses is as follows (in thousands):



                                                                FOR THE THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                                -------------
                                                                1996     1995
                                                                ----     ----
                                                                 (UNAUDITED)

      Balance, beginning of period                              $ 977      869
      Provision charged to earnings                                14       30
      Charge-offs                                                  (3)       -
                                                                 ----      ---

      Balance, end of period                                    $ 988      899
                                                                  ===      ===



                               FFLC BANCORP, INC.

3. IMPACT OF NEW ACCOUNTING ISSUES. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement requires certain disclosures about stock-based compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the accounting method in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company elected to continue to utilize the intrinsic value method of accounting defined in APB Opinion No. 25, and accordingly, the adoption of SFAS No. 123 had no effect on the Company's financial position at March 31, 1996 or results of operations for the three months then ended. The pro forma disclosures required under SFAS No. 123, for stock options granted during 1995 and thereafter, are not required for interim condensed financial statements.

                               FFLC BANCORP, INC.

4. PER SHARE AMOUNTS. Earnings per share of common stock has been determined by dividing net income for the period by the weighted average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. The following table presents the calculation of earnings per share:


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   ----------------------
                                                                                     1996           1995
                                                                                     ----           ----

      Net income                                                                   $   810,644     892,415
                                                                                     =========   =========
      Weighted average common shares outstanding                                     2,639,284   2,755,593
      Less:  ESOP and RRP Plan shares not committed to be released                    (160,909)   (188,653)
                                                                                     ---------   ---------
      Weighted average common shares outstanding for
        calculation of earnings per share                                            2,478,375   2,566,940
      Common stock equivalents due to dilutive effect of stock options                 117,113     104,613
                                                                                     ---------   ---------
      Total weighted average common shares and equivalents
        outstanding for primary earnings per share computation                       2,595,488   2,671,553

      Primary earnings per share                                                   $       .31         .33
                                                                                     =========   =========
      Total weighted average common shares and equivalents
        outstanding for primary earnings per share computation                       2,595,488   2,671,553

      Additional  dilutive  shares using the higher of the end of period  market value versus average market value for the period  utilizing the treasury
        stock method regarding stock options                                               -           -
                                                                                     ---------   ---------
      Total weighted average common shares and equivalents
        outstanding for fully diluted earnings per share computation                 2,595,488   2,671,553

      Fully diluted earnings per share                                             $       .31         .33
                                                                                     =========   =========


                               FFLC BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
   FFLC Bancorp, Inc. (the "Holding Company") was formed as the holding company for First Federal Savings Bank of Lake County (the "Savings Bank") in connection with the Savings Bank's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings bank on January 4, 1994. The Company's consolidated results of operations are primarily those of the Savings Bank.

   The Savings Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with principal repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family owner-occupied homes, mortgage-backed securities and, to a lesser extent, construction loans, consumer and other loans, and multi-family residential mortgage loans. In addition, the Savings Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Savings Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Savings Bank is a member of the FHLB system and its deposits are insured to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

   The Savings Bank has 8 full-service locations in Lake and Sumter Counties, Florida.

   The Savings Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned primarily on its loans and investment and mortgage-backed securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Savings Bank's operating results are also affected, to a lesser extent, by fee income and by gains or losses on the sale of loans, investment and mortgage-backed securities available-for-sale and real estate owned. The Savings Bank's operating expenses consist primarily of employee compensation, occupancy expenses, FDIC insurance premiums and other general and administrative expenses. The Savings Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

                                 FFLC BANCORP, INC.


LIQUIDITY AND CAPITAL RESOURCES
    The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At March 31, 1996, cash, amounts due from depository institutions and interest-earning deposits, totaled $16.2 million.

    The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity and short-term liquidity ratios for March 31, 1996 were 14.5% and 8.1%, respectively, which exceeded the requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

    The Savings Bank's sources of funds include payments and prepayments on mortgage loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposit accounts. While maturities and scheduled amortization of loans, mortgage-backed and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

    At March 31, 1996, the Savings Bank had outstanding commitments to originate $4.0 million of loans and to fund the undisbursed portion of loans in process of approximately $6.8 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At March 31, 1996, certificates of deposit which were scheduled to mature in one year or less totaled $150.2 million. Management believes, based on past experience, that a significant portion of these funds will remain with the Savings Bank.

    As a federally chartered financial institution, the Savings Bank is required to maintain certain minimum amounts of regulatory capital. The following table is a summary of the regulatory capital requirements, the Savings Bank's regulatory capital and the amounts in excess of such required capital as of March 31, 1996:


                                        TANGIBLE                  CORE                   RISK-BASED
                                  -------------------      -------------------      ------------------
                                                            ($ IN THOUSANDS)
                                                                                                  % OF
                                                 % OF                     % OF                   RISK-
                                           QUALIFYING                UALIFYING                WEIGHTED
                                  AMOUNT       ASSETS      AMOUNT       ASSETS      AMOUNT      ASSETS
                                  ------       ------      ------       ------      ------      ------


    Regulatory capital          $ 39,790         12.0%    $ 39,790        12.0%    $ 40,767       28.6%
    Requirement                    4,957          1.5        9,915         3.0       11,401        8.0
                                  ------         ----       ------        ----       ------       ----

    Excess                      $ 34,833         10.5%    $ 29,875         9.0%    $ 29,366       20.6%
                                  ======         ====       ======        ====       ======       ====



                                  FFLC BANCORP, INC.


    During 1995, the FDIC established a new assessment rate schedule of 4 to 31 basis points for Bank Insurance Fund ("BIF") members. Approximately 91% of BIF members pay the lowest assessment rate of 4 basis points. The FDIC retained the existing assessment rate schedule of 23 to 31 basis points applicable to SAIF member institutions. In announcing the rule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Savings Bank, could be placed at a disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs. Legislation pending in Congress would impose a one-time assessment of between 85 and 90 basis points on the amount of deposits held by SAIF-member institutions, including the Savings Bank, to recapitalize the SAIF fund. If the assessment is made at the proposed rate, the effect on the Bank would be a pretax charge of approximately $2,157,000 (0.85% on deposits of $253.8 million at March 31, 1995), or $1,348,000 after tax (37.5% assumed tax rate). Should this occur, the Holding Company does not expect to have to contribute capital to the Savings Bank for it to remain a well-capitalized institution.

    During the three months ended March 31, 1996, the Savings Bank declared and paid a cash dividend of $2.7 million to the Holding Company.

    The following table shows selected ratios for the periods ended or at the dates indicated:


                                                            THREE MONTHS                      THREE MONTHS
                                                                ENDED         YEAR ENDED          ENDED
                                                              MARCH 31,      DECEMBER 31,       MARCH 31,
                                                                1996             1995             1995
                                                            ------------     ------------      -----------

        Average equity as a percentage
           of average assets                                   17.03%           17.46%           17.58%

        Total equity to total assets at end of period          16.97%           16.99%           17.68%

        Return on average assets                                 .99%             .98%            1.15%

        Return on average equity                                5.82%            5.59%            6.56%

        Noninterest expense to average assets                   1.91%            1.85%            1.76%

        Nonperforming loans and real estate owned to
           total assets at end of period                         .08%             .10%             .09%




                                     FFLC BANCORP, INC.


                                                                             AT            AT               AT
                                                                          MARCH 31,    DECEMBER 31,      MARCH 31,
                                                                            1996          1995             1995
                                                                          ---------     -----------      ---------

      Weighted average interest rates:
        Interest-earning assets:
           Loans                                                           8.24%          8.30%           8.22%
           Mortgage-backed securities                                      6.30%          6.29%           5.91%
           Investment securities and other interest-
             earning assets                                                5.84%          5.94%           6.11%
                Total interest-earning assets                              7.40%          7.42%           7.13%
        Interest-bearing liabilities:
           Deposit accounts                                                4.76%          4.87%           4.62%
           Borrowed funds                                                  7.17%          7.17%           7.17%
                Total interest-bearing liabilities                         4.76%          4.87%           4.64%
        Interest-rate spread                                               2.64%          2.55%           2.49%


CHANGE IN FINANCIAL CONDITION
   Total assets increased $4.7 million or 1.4%, from $325.8 million at December 31, 1995 to $330.5 million at March 31, 1996, primarily as a result of increases in cash and cash equivalents of $2.3 million, investment securities of $2.9 million and loans receivable of $7.8 million, partially offset by a decrease in mortgage-backed securities of $8.6 million. Customer deposits increased $3.3 million from $267.7 million at December 31, 1995 to $271.0 million at March 31, 1996. The net increase in stockholders' equity during the three month period ended March 31, 1996 resulted from net income of $811,000, credits to equity of $232,000 related to the stock incentive plans, and proceeds from stock options exercised of $10,000, all of which was partially offset by a $118,000 increase in the unrealized loss on securities available-for-sale, net of tax effect and $199,000 in dividends paid during the quarter.

                                   FFLC BANCORP, INC.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of FFLC Bancorp from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest rate spread; and
(v) net interest margin.


                                                                      THREE MONTHS ENDED MARCH 31,
                                              -----------------------------------------------------------------------
                                                        1996                                          1995
                                              ------------------------------------    -------------------------------
                                                 AVERAGE      AND        YIELD/       AVERAGE       AND        YIELD/
                                                 BALANCE    DIVIDENDS    RATE         BALANCE    DIVIDENDS      RATE
                                                 -------    ---------   ------        -------    ---------     ------
                                                                      (Dollars in Thousands)
Interest-earning assets:
    Loans                                      $ 186,327       3,941      8.46%      $ 151,506     3,181        8.40%
    Mortgage-backed securities                    90,518       1,418      6.27         114,770     1,673        5.83
    Investment securities and other
        interest-earning assets (1)               39,420         587      5.96          34,209       517        6.05
                                                 -------       -----                   -------     -----
           Total interest-earning assets         316,265       5,946      7.52         300,485     5,371        7.15
                                                                                                   -----
Noninterest-earning assets                        11,250                                 8,876
                                                 -------                               -------

           Total assets                        $ 327,515                             $ 309,361
                                                 =======                               =======
Interest-bearing liabilities:
    Deposit accounts                             268,346       3,213      4.79         249,548     2,676        4.29
    Borrowed funds                                   150           2      5.33           2,055        32        6.23
                                                 -------      ------                   -------     -----
           Total interest-bearing liabilities    268,496       3,215      4.79         251,603     2,708        4.31
                                                              ------                               -----
Noninterest-bearing liabilities                    3,236                                 3,381

Stockholders' equity                              55,783                                54,377
                                                --------                               -------
           Total liabilities and
             stockholders' equity              $ 327,515                             $ 309,361
                                                 =======                               =======
Net interest/dividend income                                 $ 2,731                             $ 2,663
                                                               =====                               =====
Interest rate spread (2)                                                  2.73%                                 2.84%
                                                                          ====                                  ====
Net average interest-earning assets,
    net interest margin (3)                    $  47,769                  3.45%      $  48,882                  3.54%
                                                 =======                  ====         =======                  ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities            1.18                                  1.19
                                                    ====                                  ====


- - -----------------------------------
(1)  Includes interest-bearing deposits, federal funds sold and FHLB stock.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

       COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995


RESULTS OF OPERATIONS


GENERAL OPERATING RESULTS. Net income for the three-month period ended March 31, 1996 was $811,000, or $.31 per share, compared to $892,000, or $.33 per share, for the comparable period in 1995. The decrease in net income resulted from an increase in noninterest expense of $199,000, partially offset by an increase in net interest income of $68,000.

INTEREST INCOME. Interest income increased $575,000, or 10.7% from $5.4 million for the three-month period ended March 31, 1995 to $5.9 million for the three-month period ended March 31, 1996. The increase was due to a 5.3% increase in average interest-earning assets outstanding for the three months ended March 31, 1996, compared to the 1995 period, and an increase in the average yield on interest-earning assets from 7.15% for the three months ended March 31, 1995, to 7.52% for the three months ended March 31, 1996.

INTEREST EXPENSE. Interest expense increased $507,000, from $2.7 million for the three-month period ended March 31, 1995 to $3.2 million for the three-month period ended March 31, 1996. The 18.7% increase was due to an increase in average interest-bearing liabilities of $16.9 million and an increase in the weighted average rate paid on interest-bearing liabilities from 4.31% during the 1995 period to 4.79% during the 1996 period.

NONINTEREST  EXPENSE.   Noninterest  expense  consisted  primarily  of  employee
   compensation and benefits, occupancy and equipment expense and FDIC insurance premiums. Noninterest expenses increased by $199,000, or 14.6% from $1.4 million for the three-month period ended March 31, 1995 to $1.6 million for the three-month period ended March 31, 1996. The increase was primarily due to an increase in compensation and benefits of $122,000 and a $62,000 increase in office occupancy and equipment. Those increased expenses were due to the opening of two new branches in the fourth quarter of 1995.

INCOME TAX PROVISION. The income tax provision decreased from $534,000 for the three-month period ended March 31, 1995 (an effective tax rate of 37.4%) to $525,000 (an effective tax rate of 39.3%) for the corresponding period for 1996.

                                 FFLC BANCORP, INC.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which FFLC Bancorp, Inc. or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits - not applicable

    b. There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   FFLC BANCORP, INC.



                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FFLC BANCORP, INC.
                                        (Registrant)






Date:    April 25, 1996                By:  /s/ Stephen T. Kurtz
        ------------------------            --------------------------------
                                            Stephen T. Kurtz, President and
                                             Chief Executive Officer





Date:     April 25, 1996               By: /s/ Paul K. Mueller
         ----------------------            --------------------
                                           Paul K. Mueller, Senior Vice
                                            President and Chief Accounting
                                            Officer