Form 10-Q
period 1996-06-30
FFLC BANCORP INC
filed 1996-08-05
CIK 912738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.E 20549

                                   FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                         OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934

For the transition period from               to
                               -------------    -------------


                          COMMISSION FILE NUMBER 0-22608

                                  FFLC BANCORP, INC.
                                  ------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Delaware                                                 59-3204891
- -------------------------                                   --------------------
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)



800 North Boulevard West, Post Office Box 490420,
Leesburg, Florida                                                34749-0420
- -------------------------------------------------                ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (352) 787-3311
                                                    --------------

- --------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                             --    --


                        APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $.01 per share             2,596,264 shares outstanding
- --------------------------------------             -----------------------------
                                                   at July 30, 1996
                                                   ----------------

                                FFLC BANCORP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS                                            PAGE
                                                                            ----

        Condensed Consolidated Balance Sheets -
           June 30, 1996 (unaudited) and December 31, 1995.....................2

        Condensed Consolidated Statements of Income -
           Three and Six months ended June 30, 1996 and 1995 (unaudited).......3

        Condensed Consolidated Statement of Stockholders' Equity -
           For the Six-Month Period Ended June 30, 1996 (unaudited)............4

        Condensed  Consolidated  Statements  of Cash Flows -
           Six months ended June 30, 1996 and 1995 (unaudited)...............5-6

        Notes to Condensed Consolidated Financial Statements (unaudited).....7-9

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS............................................10-17

PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS..................................................18

  ITEM 2.  CHANGES IN SECURITIES..............................................18

  ITEM 3.  DEFAULT UPON SENIOR SECURITIES.....................................18

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................18

  ITEM 5.  OTHER INFORMATION..................................................19

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................19

SIGNATURES....................................................................20

                                  FFLC BANCORP, INC.
                           PART I. INANCIAL INFORMATION
                           ITEM 1. Financial Statements

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                    JUNE 30,     DECEMBER 31,
                                                                    --------     ------------
                                                                      1996           1995
                                                                      ----           ----
                                                                  (UNAUDITED)
          ASSETS
Cash and due from banks                                            $   5,317           5,005
Interest-bearing deposits                                              3,895           8,924
                                                                     -------         -------
             Cash and cash equivalents                                 9,212          13,929
                                                                     -------         -------

Investment securities held-to-maturity, at cost-
   SBA-guaranteed securities (market value of $3,383
     in 1996 and $3,472 in 1995)                                       3,345           3,441
                                                                     -------         -------

Investment securities available-for-sale, at market:
   Investment in mutual funds                                          9,060           8,900
   U.S. Government and agency securities                              15,881          11,392
   Other investment securities                                         1,250           1,532
                                                                     -------         -------

          Investment securities available-for-sale                    26,191          21,824
                                                                     -------         -------

Mortgage-backed and related securities:
   Securities held-to-maturity, at cost (market value of $58,887
       in 1996 and $75,257 in 1995)                                   58,801          74,925
   Securities available-for-sale, at market                           24,060          18,958
                                                                     -------         -------

           Mortgage-backed and related securities                     82,861          93,883
                                                                     -------         -------

Loans receivable, net                                                200,635         183,448
Accrued interest receivable:
   Investment securities                                                 659             643
   Mortgage-backed securities                                            265             291
   Loans receivable                                                    1,135           1,012
Real estate acquired by foreclosure                                      205             165
Real estate held for development                                         122             122
Premises and equipment, net                                            5,114           4,817
Federal Home Loan Bank stock, at cost                                  1,939           1,928
Other assets                                                             404             329
                                                                     -------         -------
             Total                                                 $ 332,087         325,832
                                                                     =======         =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                                     273,304         267,703
Advances from Federal Home Loan Bank                                     150             150
Advance payments by borrowers for taxes and insurance                    393             100
Deferred income taxes                                                    927           1,105
Accrued expenses and other liabilities                                   909           1,414
                                                                     -------         -------
             Total liabilities                                       275,683         270,472
                                                                     -------         -------
Stockholders' Equity:
    Preferred stock                                                      -               -
    Common stock                                                          28              28
    Additional  paid-in-capital                                       27,208          27,041
    Retained income, substantially restricted                         33,865          32,704
    Unrealized loss on securities available-for-sale                    (307)            (94)
    Treasury stock, at cost (154,970 shares at June 30, 1996
       and 132,044 at December 31, 1995)                              (2,786)         (2,373)
    Stock held by Incentive Plan Trusts                               (1,604)         (1,946)
                                                                     -------         -------

               Total stockholders' equity                             56,404          55,360
                                                                     -------         -------
               Total                                               $ 332,087         325,832
                                                                     =======         =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                      2

                                                   FFLC BANCORP, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                             ENDED JUNE 30,          ENDED JUNE 30,
                                                         --------------------    ---------------------
                                                           1996        1995        1996        1995
                                                           ----        ----        ----        ----
                                                              (UNAUDITED)             (UNAUDITED)
Interest income:
    Interest on loans receivable                      $     4,039        3,361       7,980       6,542
    Interest on mortgage-backed securities                  1,289        1,634       2,707       3,307
    Interest and dividends on investment securities
        and time deposits                                     611          574       1,198       1,091
                                                        ---------    ---------   ---------   ---------

            Total interest income                           5,939        5,569      11,885      10,940
                                                        ---------    ---------   ---------   ---------

Interest expense:
    Certificate accounts                                    2,793        2,636       5,614       4,904
    Savings, NOW and money market deposits                    383          417         787         869
    Other borrowings                                            3            3           5          35
    Withdrawal penalties                                      (11)         (15)        (23)        (59)
                                                        ---------    ---------   ---------   ---------
            Total interest expense                          3,168        3,041       6,383       5,749
                                                        ---------    ---------   ---------   ---------

            Net interest income before provision
               for loan losses                              2,771        2,528       5,502       5,191

Provision for loan losses                                      15           30          29          60
                                                        ---------    ---------   ---------   ---------

            Net interest income after provision
               for loan losses                              2,756        2,498       5,473       5,131
                                                        ---------    ---------   ---------   ---------

Noninterest income:
   Deposit account fees                                       116          117         227         234
   Other service charges and fees                              66           40         129          66
   Other                                                       13           14          21          28
                                                        ---------    ---------   ---------   ---------

             Total noninterest income                         195          171         377         328
                                                        ---------    ---------   ---------   ---------

Noninterest expense:
   Compensation and benefits                                  938          861       1,821       1,622
   Occupancy and equipment                                    203          139         398         272
   Federal deposit insurance premium                          154          143         306         286
   Data processing expense                                     91           79         185         155
   Professional services                                       56           63         115         124
   Advertising and promotion                                   25           20          46          51
   Other                                                      169          185         328         344
                                                        ---------    ---------   ---------   ---------

             Total noninterest expense                      1,636        1,490       3,199       2,854
                                                        ---------    ---------   ---------   ---------

Income before provision for income taxes                    1,315        1,179       2,651       2,605

Provision for income taxes                                    519          442       1,044         976
                                                        ---------    ---------   ---------   ---------

Net income                                             $      796          737       1,607       1,629
                                                        =========    =========   =========   =========

Earnings per share                                     $      .31          .28         .62         .61
                                                        =========    =========   =========   =========

Dividends per share                                    $      .10          .08         .18         .14
                                                        =========    =========   =========   =========

Weighted average number of shares outstanding           2,601,294    2,659,424   2,597,533   2,665,041
                                                        =========    =========   =========   =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                 FFLC BANCORP, INC.
                                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                          FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1996
                                                                     ($ IN THOUSANDS)



                                                                          UNREALIZED                 STOCK
                                                           RETAINED        LOSS ON                  HELD BY
                                             ADDITIONAL     INCOME,       SECURITIES               INCENTIVE       TOTAL
                                    COMMON    PAID-IN    SUBSTANTIALLY    AVAILABLE-    TREASURY      PLAN     STOCKHOLDERS'
                                    STOCK     CAPITAL     RESTRICTED       FOR-SALE      STOCK       TRUSTS       EQUITY
                                    ------   ----------  -------------    ----------    --------   ---------   -------------

Balance at December 31,
    1995                            $ 28       27,041        32,704           (94)       (2,373)     (1,946)       55,360

Proceeds from 4,333 shares
   of common stock issued
   under the employee stock
   option plans (unaudited)           -            43            -             -             -           -             43

Net income (unaudited)                -            -          1,607            -             -           -          1,607

Dividends (unaudited)                 -            -           (446)           -             -           -           (446)

Purchase of 22,926 shares
   at cost (unaudited)               -            -             -              -           (413)         -           (413)

Shares committed to
   participants in
   incentive plans
   (unaudited)                       -           124            -              -             -          342           466

Change in unrealized
   losses on securities
   available-for-sale,
   net of income
   taxes of $128
   (unaudited)                       -            -             -            (213)           -           -           (213)
                                    ---       ------        ------            ---          -----       -----        -----

Balance at June 30, 1996
   (unaudited)                     $ 28       27,208        33,865           (307)        (2,786)     (1,604)       56,404
                                     ==       ======        ======            ===          =====       =====        ======




See accompanying Notes to Condensed Consolidated Financial Statements.



                                                FFLC BANCORP, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                ($ IN THOUSANDS)

                                                                              FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                             --------------------
                                                                               1996        1995
                                                                               ----        ----
                                                                                 (unaudited)

Cash flows from operating activities:
   Net income                                                                $  1,607       1,629
   Adjustments to reconcile net income
      to net cash provided by operations:
          Provision for loan losses                                                29          60
          Depreciation                                                            161         100
          Stock committed to incentive plan participants                          466         440
          Amortization of premiums or discounts
            on investments and mortgage-backed securities                         (54)         (3)
          Accretion of deferred loan fees and unearned income                     (11)        (70)
          Deferral of net loan fees collected                                      53          10
          Loss on sale of real estate owned                                         2           1
          Dividends on FHLB stock                                                 (11)          -
          Increase in accrued interest receivable                                (113)        (99)
          Increase in other assets                                                (75)       (165)
          Credit for deferred income taxes                                        (50)       (126)
          Decrease in other liabilities                                          (505)        (38)
                                                                               ------      ------
                 Net cash provided by operating activities                      1,499       1,739
                                                                               ------      ------

Cash flows from investing activities:
   Purchase of mortgage-backed securities  held-to-maturity                         -        (440)
   Purchase of  mortgage-backed   securities   available-for-sale              (7,577)          -
   Principal repayments on mortgage-backed securities
       held-to-maturity                                                        16,158      10,905
   Principal repayments on mortgage-backed securities
       available-for-sale                                                       2,264       1,205
   Purchase of investment securities available-for-sale                        (7,923)       (276)
   Proceeds from maturities of investment securities held-to-maturity              96         146
   Proceeds  from  maturities of  investment  securities  available-for-sale    3,446       2,203
   Loan disbursements                                                         (41,196)    (25,146)
   Principal repayments on loans                                               23,883       8,390
   Purchase  of  premises  and  equipment                                        (458)       (850)
   Proceeds from sale of real estate owned                                         13          53
                                                                               ------      ------

                 Net cash used in investing activities                        (11,294)     (3,810)
                                                                               ------      ------

                                                                                      (continued)


                                                              FFLC BANCORP, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                               ($ IN THOUSANDS)



                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                       ---------------------
                                                                                          1996        1995
                                                                                          ----        ----
                                                                                            (unaudited)
Cash flows from financing activities:
   Stock options exercised                                                                 43            35
   Purchase of treasury stock                                                            (413)         (994)
   Repayment of  securities  sold under  agreements  to repurchase                          -        (3,000)
   Cash  dividends  paid                                                                 (446)         (359)
   Net increase in deposit  accounts                                                    5,601         6,591
   Increase in advance  payments by borrowers for taxes and insurance                     293           292
                                                                                       ------        ------

               Net cash provided by financing activities                                5,078         2,565
                                                                                       ------        ------

Net (decrease) increase in cash and cash equivalents                                   (4,717)          494

Cash and cash equivalents, beginning of period                                         13,929        10,255
                                                                                       ------        ------

Cash and cash equivalents, end of period                                             $  9,212        10,749
                                                                                       ======        ======

Supplemental disclosures of cash flow  information:
   Cash paid during the period for:
      Interest                                                                       $  6,245         5,655
                                                                                       ======        ======

      Income taxes                                                                   $    985         1,181
                                                                                       ======        ======

    Noncash investing and financing activities:
      Decrease in equity valuation allowance
         for market value of investment and mortgage-
         backed securities available-for-sale                                        $   (213)         (609)
                                                                                       ======        ======

      Transfer from loans to real estate owned                                       $     55           318
                                                                                       ======        ======

      Loans originated on sales of real estate owned                                 $      -            90
                                                                                       ======        ======

      Loans originated and sold to correspondent                                     $  1,967           107
                                                                                       ======        ======






See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FFLC BANCORP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 1996 and the results of operations for the three- and six-month periods ended June 30, 1996 and 1995 and cash flows for the six-month periods ended June 30, 1996 and 1995. The results of operations and other data for the three and six months ended June 30, 1996, are not necessarily indicative of results that may be expected for the year ending December 31, 1996.

     The condensed consolidated financial statements include the accounts of FFLC Bancorp, Inc. (the "Holding Company") and its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Savings Bank") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. LOAN  IMPAIRMENT  AND LOAN LOSSES.   On January 1,  1995, the Company adopted
     Statements of Financial Accounting Standards No. 114 and 118. Those Statements address the accounting by creditors for impairment of certain loans. The Statements generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company has implemented the Statements by modifying its quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements. No impaired loans were identified by the Company during the six months ended June 30, 1996 or 1995.

     The activity in the allowance for loan losses is as follows (in thousands):


                                             For the Three         For the Six
                                             Months Ended         Months Ended
                                               June 30,              June 30,
                                             -------------        -------------
                                             1996     1995        1996     1995
                                             ----     ----        ----     ----


      Balance, beginning of period         $   988    899          977      869
      Provision charged to earnings             15     30           29       60
      Charge-offs                                -      -           (3)       -
                                             -----    ---        -----      ---

      Balance, end of period               $ 1,003    929        1,003      929
                                             =====    ===        =====      ===

                                                                     (continued)



                                   FFLC BANCORP, INC.

3. IMPACT OF NEW ACCOUNTING ISSUES. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement requires certain disclosures about stock-based compensation arrangements, regardless of the method used to account for them, defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the accounting method in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company elected to continue to utilize the intrinsic value method of accounting defined in APB Opinion No. 25, and accordingly, the adoption of SFAS No. 123 had no effect on the Company's financial position at June 30, 1996 or results of operations for the three and six months then ended. The pro forma disclosures required under SFAS No. 123, for stock options granted during 1995 and thereafter, are not required for interim condensed financial statements.

4. FUTURE ACCOUNTING REQUIREMENTS. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). That Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. That Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management of the Company does not expect SFAS No. 125 to have a material effect on the Company's financial statements.
                                                                     (continued)

                                    FFLC BANCORP, INC.

5. PER SHARE AMOUNTS. Earnings per share of common stock has been determined by dividing net income for the period by the weighted average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. The following table presents the calculation of earnings per share:


                                                                                For the Three       For the Six
                                                                                Months Ended        Months Ended
                                                                                   June 30,            June 30,
                                                                                     1996                1996
                                                                                     ----                ----
                                                                                       ($ in thousands, except
                                                                                         per share amounts)

       Net income                                                               $       796               1,607
                                                                                  =========           =========

       Weighted average common shares outstanding                                 2,637,155           2,638,200
       Less:  ESOP and RRP Plan shares not committed
         to be released                                                            (152,643)           (156,803)
                                                                                  ---------           ---------
       Weighted average common shares outstanding for
         calculation of earnings per share                                        2,484,512           2,481,397
       Common stock equivalents due to dilutive effect
         of stock options                                                           116,782             116,136
                                                                                  ---------           ---------

       Total weighted average common shares and equivalents
         outstanding for primary earnings per share
         computation                                                              2,601,294           2,597,533
                                                                                  =========           =========

       Primary earnings per share                                               $       .31                 .62
                                                                                  =========           =========

       Total weighted average common shares and equivalents
         outstanding for primary earnings per share computation                   2,601,294           2,597,533

       Additional  dilutive  shares  using the higher of the end of period market  value  versus  average  market  value  for  the  period
         utilizing the treasury stock method regarding stock options                    670               1,316
                                                                                  ---------           ---------

       Total weighted average common shares and equivalents
         outstanding for fully diluted earnings per share
         computation                                                              2,601,964           2,598,849
                                                                                  =========           =========

       Fully diluted earnings per share                                         $       .31                 .62
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

     The Savings Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with principal repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family owner-occupied homes, mortgage-backed securities and, to a lesser extent, construction loans, consumer and other loans, and multi-family residential mortgage loans. In addition, the Savings Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Savings Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

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

                                 FFLC BANCORP, INC.


   LIQUIDITY AND CAPITAL RESOURCES
     The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At June 30, 1996, cash, amounts due from depository institutions and interest-earning deposits, totaled $9.2 million.

     The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity and short-term liquidity ratios for June 30, 1996 were 13.9% and 6.3%, respectively, which exceeded the requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     The Savings  Bank's  sources of funds include  payments and  prepayments on loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposit accounts. While maturities and scheduled amortization of loans, mortgage-backed and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

     At June 30, 1996, the Savings Bank had outstanding commitments to originate $2.2 million of loans and to fund the undisbursed portion of loans in process of approximately $9.5 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At June 30, 1996, certificates of deposit which were scheduled to mature in one year or less totaled $154.9 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

     As a federally chartered financial institution, the Savings Bank is required to maintain certain minimum amounts of regulatory capital. The following table is a summary of the regulatory capital requirements, the Savings Bank's regulatory capital and the amounts in excess of such required capital as of June 30, 1996:

                                    Tangible                    Core                      Risk-Based
                              --------------------    -----------------------        -----------------------
                                                          ($ in thousands)
                                                                                                     % of
                                              % of                      % of                         Risk-
                                        Qualifying                Qualifying                      Weighted
                               Amount       Assets        Amount      Assets           Amount       Assets
                               ------       ------        ------      ------           ------       ------

      Regulatory capital     $ 40,704       12.3%       $ 40,704      12.3%          $ 41,707        28.2%
      Requirement               4,982        1.5           9,963       3.0             11,841         8.0
                               ------       ----          ------      ----             ------        ----

      Excess                 $ 35,722       10.8%       $ 30,741       9.3%          $ 29,866        20.2%
                               ======       ====          ======      ====             ======        ====


                                  FFLC BANCORP, INC.


The FDIC recently established a new assessment rate schedule of 0 to 27 basis points for Bank Insurance Fund ("BIF") members. Approximately 92% of BIF members pay only the $2,000 per year legal minimum insurance premium. The FDIC retained the existing assessment rate schedule of 23 to 31 basis points applicable to SAIF member institutions. In announcing the rule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Savings Bank, could be placed at a disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs. Legislation pending in Congress would impose a one-time assessment of between 85 and 90 basis points on the amount of deposits held by SAIF-member institutions, including the Savings Bank, to recapitalize the SAIF fund. If the assessment is made at the proposed rate, the effect on the Savings Bank would be a pretax charge of approximately $2,157,000 (0.85% on deposits of $253.8 million at March 31, 1995), or
$1,348,000 after tax (37.5% assumed tax rate). Should this occur, the Holding Company does not expect to have to contribute capital to the Savings Bank for it to remain a well-capitalized institution.

During the six months ended June 30, 1996, the Savings Bank declared and paid a cash dividend of $2.7 million to the Holding Company.

The following table shows selected ratios for the periods ended or at the dates indicated:

                                                           Six Months                 Six Months
                                                             Ended     Year Ended       Ended
                                                            June 30,   December 31,    June 30,
                                                             1996        1995            1995
                                                           ----------  ------------   ----------
    Average equity as a percentage
      of average assets                                   17.02%         7.46%         17.65%

    Total equity to total assets at end of period         16.98%        16.99%         17.44%

    Return on average assets                                .98%          .98%          1.04%

    Return on average equity                               5.73%         5.59%          5.92%

    Noninterest expense to average assets                  1.94%         1.85%          1.83%

    Nonperforming loans and real estate owned to
      total assets at end of period                         .13%          .10%           .09%


                                       FFLC BANCORP, INC.


                                                         At         At          At
                                                      June 30,  December 31,  June 30,
                                                        1996       1995         1995
                                                      --------  ------------  --------
     Weighted average interest rates:
      Interest-earning assets:
        Loans                                           8.20%      8.30%       8.28%
        Mortgage-backed securities                      6.26%      6.29%       6.09%
        Investment securities and other interest-
           earning assets                               5.89%      5.94%       6.13%
              Total interest-earning assets             7.43%      7.42%       7.27%
      Interest-bearing liabilities:
        Deposit accounts                                4.70%      4.87%       4.88%
        Borrowed funds                                  7.17%      7.17%       7.17%
              Total interest-bearing liabilities        4.70%      4.87%       4.88%
      Interest-rate spread                              2.73%      2.55%       2.39%

   CHANGE IN FINANCIAL CONDITION
     Total assets increased $6.3 million or 1.9%, from $325.8 million at December 31, 1995 to $332.1 million at June 30, 1996, primarily as a result of increases in investment securities of $4.3 million and loans receivable of $17.2 million, partially offset by decreases in mortgage-backed securities of $11.0 million and cash and cash equivalents of $4.7 million. Customer deposits increased $5.6 million from $267.7 million at December 31, 1995 to $273.3 million at June 30, 1996. The net increase in stockholders' equity during the six month period ended June 30, 1996 resulted from net income of $1.6 million, credits to equity of $466,000 related to the stock incentive plans and proceeds of $43,000 from stock options exercised, all of which was partially offset by a $213,000 increase in the unrealized loss on securities available-for-sale, net of tax effect, by $413,000 related to the repurchase of shares of the Company's stock and by $446,000 of dividends paid during the period.

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

                                                                                        Three Months Ended June 30,
                                                                      -------------------------------------------------------------
                                                                                  1996                             1995
                                                                      ------------------------------   ----------------------------
                                                                                Interest     Average             Interest   Average
                                                                      Average     and         Yield/   Averag      and       Yield/
                                                                      Balance   Dividends     Rate     Balance  Dividends    Rate
                                                                      -------   ---------    -------   -------  ---------   -------
                                                                                          (Dollars in Thousands)
Interest-earning assets:
    Loans                                                              $ 194,604   4,039       8.30%   $ 159,665     3,361     8.42%
    Mortgage-backed securities                                            83,098   1,289       6.21      109,541     1,634     5.97
    Investment securities and other interest-earning assets (1)           42,043     611       5.81       37,069       574     6.19
                                                                         -------   -----                 -------     -----

        Total interest-earning assets                                    319,745   5,939       7.43      306,275     5,569     7.27
                                                                                   -----                             -----

Noninterest-earning assets                                                11,867                           8,045
                                                                         -------                         -------

        Total assets                                                   $ 331,612                       $ 314,320
                                                                         =======                         =======

Interest-bearing liabilities:
    Deposit accounts                                                     271,093   3,165       4.67      256,881     3,038     4.73
    Borrowed funds                                                           150       3       8.00          150         3     8.00
                                                                         -------   -----                 -------     -----

        Total interest-bearing liabilities                               271,243   3,168       4.67      257,031     3,041     4.73
                                                                                   -----                             -----

Noninterest-bearing liabilities                                            4,011                           2,201
Stockholders' equity                                                      56,358                          55,088
                                                                         -------                         -------

        Total liabilities and
          stockholders' equity                                         $ 331,612                       $ 314,320
                                                                         =======                         =======

Net interest and dividend income                                                 $ 2,771                           $ 2,528
                                                                                   =====                             =====

Interest-rate spread (2)                                                                       2.76%                          2.54%
                                                                                               ====                           ====

Net average interest-earning assets,
   net interest margin (3)                                             $  48,502               3.47%   $  49,244              3.30%
                                                                         =======               ====      =======              ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                                     1.18                            1.19
                                                                            ====                            ====
- -----------------------------
(1)    Includes interest-bearing deposits, federal funds sold and FHLB stock.
(2)    Interest-rate spread represents  the difference between the average yield on  interest-earning  assets  and  the  average  cost of interest-bearing liabilities.
(3)    Net  interest  margin is net interest income divided by average interest-
       earning assets.

                                          14

                                FFLC BANCORP, INC.


The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of FFLC Bancorp from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest and dividend income; (iv) interest-rate spread; and (v) net interest margin.


                                                                                          Six Months Ended June 30,
                                                                      -------------------------------------------------------------
                                                                                  1996                             1995
                                                                      ------------------------------   ----------------------------
                                                                                Interest     Average             Interest   Average
                                                                      Average     and         Yield/   Averag      and       Yield/
                                                                      Balance   Dividends     Rate     Balance  Dividends    Rate
                                                                      -------   ---------    -------   -------  ---------   -------
                                                                                          (Dollars in Thousands)



Interest-earning assets:
   Loans                                                             $ 190,466     7,980       8.38%   $ 155,608     6,542    8.41%
   Mortgage-backed securities                                           86,807     2,707       6.24      112,141     3,307    5.90
   Investment securities and other interest-earning assets (1)          40,698     1,198       5.89       35,537     1,091    6.14
                                                                       -------     -----                 -------    ------

       Total interest-earning assets                                   317,971    11,885       7.48      303,286    10,940    7.21
                                                                                   -----                            ------

Noninterest-earning assets                                              11,457                             8,752
                                                                       -------                           -------

       Total assets                                                  $ 329,428                         $ 312,038
                                                                       =======                           =======

Interest-bearing liabilities:
   Deposit accounts                                                    269,881     6,378       4.73      253,219     5,714    4.51
   Borrowed funds                                                          150         5       6.67        1,097        35    6.38
                                                                       -------     -----                 -------    ------

       Total interest-bearing liabilities                              270,031     6,383       4.73      254,316     5,749    4.52
                                                                                   -----                            ------

Noninterest-bearing liabilities                                          3,335                             2,648
Stockholders' equity                                                    56,062                            55,074
                                                                       -------                           -------

       Total liabilities and stockholders' equity                    $ 329,428                         $ 312,038
                                                                       =======                           =======

Net interest and dividend income                                                $  5,502                          $  5,191
                                                                                   =====                            ======

Interest rate spread (2)                                                                       2.75%                          2.69%
                                                                                               ====                           ====

Net average interest-earning assets,
  net interest margin (3)                                            $  47,940                 3.46%   $  48,970              3.42%
                                                                       =======                 ====      =======              ====

Ratio of average interest-earning assets to
  average interest-bearing liabilities                                    1.18                              1.19
                                                                          ====                              ====

- ---------------------------------------
(1)  Includes interest-bearing deposits, federal funds sold and FHLB stock.
(2)  Interest-rate  spread  represents  the difference between the average yield on  interest-earning  assets  and  the  average  cost  of  interest-bearing liabilities.
(3)  Net  interest  margin  is  net interest income divided by average interest earning assets.

                                             15

                              FFLC BANCORP, INC.

        COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

   RESULTS OF OPERATIONS

   GENERAL OPERATING RESULTS.  Net income for the three-month period  ended June
     30, 1996 was $796,000, or $.31 per share, compared to $737,000, or $.28 per share, for the comparable period in 1995. The increase in net income was primarily a result of an increase of $243,000 in net interest income which was partially offset by a $146,000 increase in noninterest expense.

   INTEREST INCOME. Interest income increased $370,000, from $5.6 million for the three-month period ended June 30, 1995 to $5.9 million for the three-month period ended June 30, 1996. The increase was due to a 4.4% increase in average interest-earning assets outstanding for the three months ended June 30, 1996 compared to the 1995 period, coupled with an increase in the average yield on interest-earning assets from 7.27% for the three months ended June 30, 1995, to 7.43% for the three months ended June 30, 1996.

   INTEREST EXPENSE. Interest expense increased $127,000, from $3.0 million for the three-month period ended June 30, 1995 to $3.2 million for the three-month period ended June 30, 1996. The increase was due to a 5.5% increase in average interest-bearing liabilities outstanding during the three months ended June 30, 1996 compared to the 1995 period, partially offset by a decrease in the weighted average rate paid on interest-bearing liabilities from 4.73% during the 1995 period to 4.67% during the 1996 period.

   NONINTEREST  EXPENSE.   Noninterest  expense consists primarily  of  employee
     compensation and benefits, occupancy and equipment expense and FDIC insurance premiums. Noninterest expense increased by $146,000, or 9.8% from $1.5 million for the three-month period ended June 30, 1995 to $1.6 million for the three-month period ended June 30, 1996. The increase included an increase in compensation and benefits of $77,000 and a $64,000 increase in occupancy and equipment relating to the opening of two new branches.

   INCOME TAX PROVISION. The income tax provision increased from $442,000 for the three-month period ended June 30, 1995 (an effective tax rate of 37.5%) to $519,000 (an effective tax rate of 39.5% for the corresponding period in 1996.

                             FFLC BANCORP, INC.

          COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS

  GENERAL OPERATING RESULTS. Net income for the six-month period ended June 30, 1996 was $1.6 million, or $.62 per share, compared to $1.6 million, or $.61 per share, for the comparable period in 1995. As a result of the Company's stock repurchase program, the weighted average number of common shares outstanding during the six months ended June 30, 1996 declined from the comparable period in 1995. The $311,000 increase in net interest income was offset by a $345,000 increase in noninterest expense.

  INTEREST INCOME. Interest income increased $945,000, or 8.6% from $10.9 million for the six- month period ended June 30, 1995 to $11.9 million for the comparable period in 1996. The increase was due to 4.8% increase in average interest-earning assets outstanding for the six months ended June 30, 1996 compared to the 1995 period, coupled with an increase in the average yield on interest-earning assets from 7.21% for the six months ended June 30, 1995, to 7.48% for the six months ended June 30, 1996.

   INTEREST EXPENSE. Interest expense increased $634,000, or 11.0% from $5.7 million for the six- month period ended June 30, 1995 to $6.4 million for the six-month period ended June 30, 1996. The increase was due to a 6.2% increase in average interest-bearing liabilities outstanding during the six months ended June 30, 1996 compared to the 1995 period, coupled with an increase in the weighted average rate paid on interest-bearing liabilities from 4.52% during the 1995 period to 4.73% during the 1996 period.

   NONINTEREST EXPENSE. Noninterest expense consists primarily of employee compensation and benefits, occupancy and equipment expense and FDIC insurance premiums. Noninterest expense increased by $345,000, or 12.1%, from $2.9 million for the six-month period ended June 30, 1995 to $3.2 million for the six-month period ended June 30, 1996. The increase was due primarily to an increase in compensation and benefits of $199,000 and a $126,000 increase in occupancy and equipment related to the opening of two new branches in 1996.

   INCOME TAX PROVISION.   The  income tax provision increased from $976,000 for
     the six-month period ended June 30, 1995 (an effective tax rate of 37.5%) to $1.0 million (an effective tax rate of 39.4%) for the corresponding period for 1996.

                               FFLC BANCORP, INC.


  Part II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

     There are no material pending legal proceeding to which FFLC Bancorp, Inc. or any of its subsidiaries is a party or to which any of their property is subject.

  ITEM 2. CHANGES IN SECURITIES

     Not applicable

  ITEM 3. DEFAULT UPON SENIOR SECURITIES

     Not applicable

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders ("Annual Meeting") of FFLC Bancorp, Inc. ("Company") was held on May 9, 1996, to consider the election of two directors each for a term of three years and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 1996. At the Annual Meeting, incumbent directors James P. Logan and Ted R. Ostrander, Jr., were reelected. The terms of Directors James R. Gregg, Joseph J. Junod, Stephen T. Kurtz, Claron D. Wagner, and Paul K. Mueller continued after the Annual Meeting.

     At the Annual Meeting, 2,142,556 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

     PROPOSAL I.

     The election of two directors, each for a term of three years:

                                                                    Abstentions
                                                                     and Broker
                                      For       Withheld  Against      Nonvotes
                                      ---       --------  -------   -----------

        James P. Logan             2,126,856     15,700      -            -
                                   =========     ======   ======       ======

        Ted R. Ostrander, Jr       2,126,331     16,225      -            -
                                   =========     ======   ======       ======


     PROPOSAL II:

     To ratify the appointment of the Company's independent auditors for the year ending December 31, 1996:

                                                                    Abstentions
                                                                     and Broker
                                      For       Withheld  Against      Nonvotes
                                      ---       --------  -------   -----------

                                   2,131,850        -       9,706         1,000
                                   =========     ======     =====         =====

                               FFLC BANCORP, INC.



ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a.  Exhibits - not applicable

   b. On May 31, 1996, FFLC Bancorp, Inc., filed a Form 8-K which disclosed that it has received regulatory approval to repurchase up to five percent of its common stock. The Company was authorized by its Board of Directors to repurchase up to 131,900 shares of its 2,641,689 outstanding shares during the subsequent six to twelve months. The repurchases will be made from time to time in open-market transactions as management deems prudent.

                             FFLC BANCORP, INC.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FFLC BANCORP, INC.
                                 (Registrant)






Date:  August 2, 1996         By:  /s/ Stephen T. Kurtz
      --------------------       --------------------------------------
                                 Stephen T. Kurtz, President and Chief Executive
                                   Officer





Date:  August 2, 1996         By:  /s/ Paul K. Mueller
      --------------------       --------------------------------------
                                 Paul K. Mueller, Senior Vice President and
                                  Chief Accounting Officer