Form 10-Q
period 1996-09-30
FFLC BANCORP INC
filed 1996-11-12
CIK 912738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

(Mark One)

 X  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from               to
                               --------------   --------------


                         COMMISSION FILE NUMBER 0-22608


                               FFLC BANCORP, INC.
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Delaware                                                   59-3204891
----------------------------                                  ------------------
(STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)



800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
-------------------------------------------------------------------   ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (352) 787-3311
                                                    --------------
--------------------------------------------------------------------------------
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes  X    No
                                                ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $.01 per share           2,494,337 shares outstanding at
--------------------------------------           -------------------------------
                                                 October 22, 1996
                                                 ----------------

                               FFLC BANCORP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS                                            PAGE
                                                                          ----

   Condensed Consolidated Balance Sheets -
     September 30, 1996 (unaudited) and December 31, 1995.....................2

   Condensed Consolidated Statements of Operations -
     Three and Nine months ended September 30, 1996 and 1995 (unaudited)......3

   Condensed Consolidated Statement of Stockholders' Equity -
     For the Nine months ended September 30, 1996 (unaudited).................4

   Condensed Consolidated Statements of Cash Flows -
     For the Nine months ended September 30, 1996 and 1995 (unaudited)......5-6

   Notes to Condensed Consolidated Financial Statements (unaudited).........7-9

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..............................................10-17

PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.................................................18

  ITEM 2.  CHANGES IN SECURITIES.............................................18

  ITEM 3.  DEFAULT UPON SENIOR SECURITIES....................................18

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............18

  ITEM 5.  OTHER INFORMATION.................................................18

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................18

SIGNATURES...................................................................19

                               FFLC BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                    -------------  ------------
                                                         1996         1995
                                                         ----         ----
        ASSETS                                        (UNAUDITED)
Cash and due from banks                              $   5,087         5,005
Interest-bearing deposits                                7,160         8,924
                                                      --------      --------
        Cash and cash equivalents                       12,247        13,929
                                                      --------      --------
Investment securities held-to-maturity, at cost-
   SBA-guaranteed securities (market value of $3,305
      in 1996 and $3,472 in 1995)                        3,272         3,441
                                                      --------      --------
Investment securities available-for-sale, at market:
   Investment in mutual funds                            9,204         8,900
   U.S. Government and agency securities                13,692        11,392
   Other investment securities                             840         1,532
                                                      --------      --------
        Investment securities available-for-sale        23,736        21,824
                                                      --------      --------
Mortgage-backed and related securities:
   Securities held-to-maturity, at cost (market
     value of $52,508 in 1996 and $75,257 in 1995)      52,364        74,925
   Securities available-for-sale, at market             20,449        18,958
                                                      --------      --------
        Mortgage-backed and related securities          72,813        93,883
                                                      --------      --------
Loans receivable, net                                  213,696       183,448
Accrued interest receivable:
   Investment securities                                   455           643
   Mortgage-backed securities                              249           291
   Loans receivable                                      1,189         1,012
Real estate acquired by foreclosure                        161           165
Real estate held for development                           122           122
Premises and equipment, net                              5,107         4,817
Federal Home Loan Bank stock, at cost                    1,939         1,928
Current income taxes receivable                            616          -
Other assets                                               391           329
                                                      --------      --------
        Total                                        $ 335,993       325,832
                                                      ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit accounts                                       276,677       267,703
Advances from Federal Home Loan Bank                       150           150
Advance payments by borrowers for taxes and insurance      574           100
Deferred income taxes                                      879         1,105
Accrued expenses and other liabilities                   3,218         1,414
                                                      --------      --------

        Total liabilities                              281,498       270,472
                                                      --------      --------
Stockholders' Equity:
   Preferred stock                                        -             -
   Common stock                                             28            28
   Additional paid-in-capital                           27,280        27,041
   Retained income, substantially restricted            33,396        32,704
   Unrealized loss on securities available-for-sale       (263)          (94)
   Treasury stock, at cost (249,056 shares at
      September 30, 1996 and 132,044 at
      December 31, 1995)                                (4,513)       (2,373)
   Stock held by Incentive Plan Trusts                  (1,433)       (1,946)
                                                      --------      --------
        Total stockholders' equity                      54,495        55,360
                                                      --------      ---------
        Total                                        $ 335,993       325,832
                                                      ========      ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                          FFLC BANCORP, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                       ---------------------    ---------------------
                                                        1996         1995         1996         1995
                                                        ----         ----         ----         ----
                                                            (UNAUDITED)             (UNAUDITED)

Interest income:
   Interest on loans receivable                     $    4,277       3,553       12,257       10,095
   Interest on mortgage-backed securities                1,223       1,597        3,930        4,904
   Interest on investment securities and time
      deposits                                             586         578        1,784        1,670
                                                     ---------   ---------    ---------    ---------

        Total interest income                            6,086       5,728       17,971       16,669
                                                     ---------   ---------    ---------    ---------

Interest expense:
   Certificates                                          2,859       2,801        8,473        7,705
   Savings, NOW and money market deposits                  390         410        1,177        1,280
   Other borrowings                                          3           3            8           38
   Withdrawal penalties                                    (12)        (14)         (35)         (73)
                                                     ---------   ---------    ---------    ---------

        Total interest expense                           3,240       3,200        9,623        8,950
                                                     ---------   ---------    ---------    ---------

        Net interest income                              2,846       2,528        8,348        7,719

Provision for loan losses                                   34          33           63           93
                                                     ---------   ---------    ---------    ---------

        Net interest income after provision
           for loan losses                               2,812       2,495        8,285        7,626
                                                     ---------   ---------    ---------    ---------
Noninterest income:
   Deposit account fees                                    128         120          355          353
   Other service charges and fees                           75          36          204          103
   Other                                                     5           7           26           35
                                                     ---------   ---------    ---------    ---------

        Total noninterest income                           208         163          585          491
                                                     ---------   ---------    ---------    ---------
Noninterest expense:
   Compensation and benefits                               932         833        2,753        2,455
   Occupancy and equipment                                 215         141          613          414
   Federal deposit insurance premiums                      160         145          466          431
   SAIF recapitalization assessment                      1,655          -         1,655           -
   Data processing expense                                  99          83          284          238
   Professional services                                    73          66          188          189
   Advertising and promotion                                34          26           80           76
   Other                                                   166         139          494          484
                                                     ---------   ---------    ---------    ---------

        Total noninterest expense                        3,334       1,433        6,533        4,287
                                                     ---------   ---------    ---------    ---------

(Loss) income before provision for income taxes           (314)      1,225        2,337        3,830

(Credit) provision for income taxes                        (91)        457          953        1,433
                                                     ---------   ---------    ---------    ---------

Net (loss) income                                   $     (223)        768        1,384        2,397
                                                     =========   =========    =========    =========

(Loss) earnings per share                           $     (.09)        .29          .54          .90
                                                     =========   =========    =========    =========

Dividends per share                                 $      .10         .08          .28          .22
                                                     =========   =========    =========    =========

Weighted average number of shares outstanding        2,572,459   2,658,744    2,586,901    2,663,416
                                                     =========   =========    =========    =========



See accompanying Notes to Condensed Consolidated Financial Statements.



                                                             FFLC BANCORP, INC.

                                          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                  ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          UNREALIZED                  STOCK
                                                              RETAINED     LOSS ON                    HELD BY
                                               ADDITIONAL      INCOME,    SECURITIES                 INCENTIVE        TOTAL
                                   COMMON       PAID-IN    SUBSTANTIALLY  AVAILABLE-   TREASURY        PLAN        STOCKHOLDERS'
                                    STOCK       CAPITAL      RESTRICTED    FOR-SALE      STOCK         TRUSTS         EQUITY
                                   ------      ----------  -------------  -----------  --------      ---------        ------
Balance at December 31,
   1995                              $ 28        27,041        32,704       (94)        (2,373)        (1,946)        55,360

Proceeds from 4,993 shares
   of common stock issued
   under the employee stock
   option plans (unaudited)            -             50            -          -            -               -              50

Net income (unaudited)                 -             -          1,384         -            -               -           1,384

Dividends (unaudited)                  -             -           (692)        -            -               -            (692)

Purchase of 117,012 shares
   at cost (unaudited)                 -             -             -          -         (2,140)            -          (2,140)

Shares committed to
   participants in
   incentive plans
   (unaudited)                         -            189            -          -            -              513            702

Change in unrealized
   losses on securities
   available-for-sale,
   net of income
   taxes of $102
   (unaudited)                         -             -             -       (169)           -              -            ( 169)
                                     ---         ------        ------       ---          -----         ------         ------

Balance at September 30, 1996
   (unaudited)                      $ 28         27,280        33,396      (263)        (4,513)        (1,433)        54,495
                                      ==         ======        ======       ===          =====          =====         ======














See accompanying Notes to Condensed Consolidated Financial Statements.



                                        FFLC BANCORP, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ($ IN THOUSANDS)


                                                                                 FOR THE NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                 --------------------
                                                                                    1996       1995
                                                                                    ----       ----
                                                                                      (UNAUDITED)
Cash flows from operating activities:
   Net income                                                                    $  1,384      2,397
   Adjustments to reconcile net income
      to net cash provided by operations:
        Provision for loan losses                                                      63         93
        Credit for deferred income taxes                                             (124)      (270)
        Depreciation                                                                  244        151
        Stock committed to incentive plan participants                                702        680
        Amortization of premiums or discounts
           on investments and mortgage-backed securities                              (58)        (1)
        Accretion of deferred loan fees and unearned interest                         (53)       (91)
        Deferral of net loan fees collected                                            99         28
        Loss on sale of real estate owned                                               2          1
        Dividends on FHLB stock                                                       (11)         -
        Decrease (increase) in accrued interest receivable                             53        (76)
        Increase in current income taxes receivable                                  (616)         -
        Increase in other assets                                                      (62)      (192)
        Increase in other liabilities                                               1,804        386
                                                                                  -------     ------

              Net cash provided by operating activities                             3,427      3,106
                                                                                  -------     ------

Cash flows from investing activities:
   Proceeds from maturities of investment  securities  held-to-maturity               169        191
   Purchase of investment securities  available-for-sale                          (12,811)      (419)
   Proceeds from  maturities of  investment  securities  available-for-sale        10,857      2,768
   Purchase of mortgage-backed  securities  held-to-maturity                           -      (2,927)
   Principal repayments on mortgage-backed securities
      held-to-maturity                                                             22,595     18,806
   Purchase of mortgage-backed securities available-for-sale                       (7,577)       -
   Principal repayments on mortgage-backed securities
      available-for-sale                                                            5,881      1,964
   Loan disbursements                                                             (64,158)   (38,655)
   Principal repayments on loans                                                   33,746     14,765
   Proceeds from sale of real estate owned                                             57         53
   Purchase of premises and equipment, net                                           (534)    (1,423)
                                                                                  -------     ------

              Net cash used in investing activities                               (11,775)    (4,877)
                                                                                  -------     ------

                                                                                        (continued)



                               FFLC BANCORP, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                ($ IN THOUSANDS)

                                                                            FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                            -------------------
                                                                          1996             1995
                                                                          ----             ----
                                                                                (UNAUDITED)


Cash flows from financing activities:
   Net increase in deposit accounts                                       8,974           12,050
   Repayment of securities sold under agreement to repurchase                -            (3,000)
   Increase in advance payments by borrowers for
      taxes and insurance                                                   474              385
   Stock options exercised                                                   50               49
   Purchase of treasury stock                                            (2,140)          (1,120)
   Cash dividends paid                                                     (692)            (560)
                                                                         ------           ------

           Net cash provided by financing activities                      6,666            7,804
                                                                         ------           ------

Net (decrease) increase in cash and cash equivalents                     (1,682)           6,033

Cash and cash equivalents, beginning of period                           13,929           10,255
                                                                         ------           ------

Cash and cash equivalents, end of period                               $ 12,247           16,288
                                                                         ======           ======

Supplemental disclosures of cash flow information
  Cash paid during the period for:
      Interest                                                         $  9,563            8,746
                                                                         ======           ======
      Income taxes                                                     $  1,430            1,700
                                                                         ======           ======
   Noncash investing and financing activities:

      (Decrease) increase in equity valuation allowance
        for market value of investment and mortgage-
        backed securities available-for-sale                           $   (169)             616
                                                                         ======           ======
      Transfers of loans to real estate owned                          $     76              333
                                                                         ======           ======
      Loans originated on sales of real estate owned                   $     21               90
                                                                         ======           ======
      Loans originated and sold to correspondent                       $  2,749            1,073
                                                                         ======           ======








See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations and other data for the three and nine months ended September 30, 1996, are not necessarily indicative of results that may be expected for the year ending December 31, 1996.

      The condensed  consolidated  financial  statements include the accounts of
      FFLC Bancorp, Inc. (the "Holding Company") and its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Savings Bank") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. LOAN IMPAIRMENT AND LOAN LOSSES. On January 1, 1995, the Company adopted Statements of Financial Accounting Standards Nos. 114 and 118. Those Statements address the accounting by creditors for impairment of certain loans. The Statements generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company has implemented the Statements by modifying its quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements. No impaired loans were identified by the Company during the nine months ended September 30, 1996 or 1995.

      The activity in the allowance for loan losses is as follows (in thousands):

                                            FOR THE THREE        FOR THE NINE
                                            MONTHS ENDED         MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                            --------------       -------------
                                            1996      1995       1996     1995
                                            ----      ----       ----     ----

      Balance, beginning of period        $ 1,003      929        977      869
      Provision charged to earnings            34       33         63       93
      Charge-offs                            (14)       -         (17)       -
                                            -----      ---      -----      ---

      Balance, end of period              $ 1,023      962      1,023      962
                                            =====      ===      =====      ===

                                                                     (continued)

                               FFLC BANCORP, INC.

3. IMPACT OF NEW ACCOUNTING ISSUES. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement requires certain disclosures about stock-based compensation arrangements, regardless of the method used to account for them, defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the accounting method in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company elected to continue to utilize the intrinsic value method of accounting defined in APB Opinion No. 25, and accordingly, the adoption of SFAS No. 123 had no effect on the Company's financial position at September 30, 1996 or results of operations for the three and nine months then ended. The pro forma disclosures required under SFAS No. 123, for stock options granted during 1995 and thereafter, are not required for interim condensed financial statements.

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

                               FFLC BANCORP, INC.

5. PER SHARE AMOUNTS. Earnings (loss) per share of common stock has been determined by dividing net income for the period by the weighted average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. The following table presents the calculation of earnings (loss) per share:


                                                              FOR THE THREE     FOR THE NINE
                                                               MONTHS ENDED     MONTHS ENDED
                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                   1996             1996
                                                                   ----             ----
                                                                 ($ IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)

      Net (loss) income                                      $      (223)             1,384
                                                                ==========        =========

      Weighted average common shares outstanding                 2,597,562        2,622,743
      Less:  ESOP and RRP Plan shares not committed
        to be released                                            (144,751)        (152,793)
                                                                ----------        ---------
      Weighted average common shares outstanding for
        calculation of (loss) earnings per share                 2,452,811        2,469,950
      Common stock equivalents due to dilutive effect
        of stock options                                           119,648          116,951
                                                                ----------        ---------

      Total weighted average common shares and equivalents
        outstanding for primary (loss) earnings per share
        computation                                              2,572,459        2,586,901
                                                                ==========        =========

      Primary (loss) earnings per share                      $        (.09)             .54
                                                                ==========        =========

      Total weighted average common shares and equivalents
        outstanding for primary (loss) earnings per share
        computation                                              2,572,459        2,586,901

      Additional  dilutive  shares using the higher of the
        end of period  market value versus average market
        value for the period  utilizing the treasury
        stock method regarding stock options                           575            3,197
                                                                ----------        ---------

      Total weighted average common shares and equivalents
        outstanding for fully diluted (loss) earnings per
        share computation                                        2,573,034        2,590,098
                                                                ==========        =========

      Fully diluted (loss) earnings per share                $        (.09)             .53
                                                                ==========        =========


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

                               FFLC BANCORP, INC.


LIQUIDITY AND CAPITAL RESOURCES
   The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At September 30, 1996, cash, amounts due from depository institutions and interest-earning deposits, totaled $12.2 million.

   The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity and short-term liquidity ratios for September 30, 1996 were 13.4% and 4.2%, respectively, which exceeded the requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

   At September 30, 1996, the Savings Bank had outstanding commitments to originate $3.2 million of loans and to fund the undisbursed portion of loans in process of approximately $8.6 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At September 30, 1996, certificates of deposit which were scheduled to mature in one year or less totaled $146.2 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

   As a federally chartered financial institution, the Savings Bank is required to maintain certain minimum amounts of regulatory capital. The following table is a summary of the regulatory capital requirements, the Savings Bank's regulatory capital and the amounts in excess of such required capital as of September 30, 1996:

                                  TANGIBLE                    CORE                RISK-BASED
                             ------------------        -----------------       ------------------
                                                        ($ IN THOUSANDS)
                                                                                             % OF
                                           % OF                     % OF                    RISK-
                                     QUALIFYING               QUALIFYING                 WEIGHTED
                              AMOUNT     ASSETS       AMOUNT      ASSETS      AMOUNT       ASSETS
                              ------     ------       -----       ------      ------       ------

   Regulatory capital       $ 40,642       12.1%     $ 40,642      12.1%     $ 41,665       28.2%
   Requirement                 5,031        1.5        10,062       3.0        11,824        8.0
                               -----       ----        ------      ----        ------       ----

   Excess                   $ 35,611       10.6%     $ 30,580       9.1%     $ 29,841       20.2%
                              ======       ====        ======      ====        ======       ====


                               FFLC BANCORP, INC.


   On September 30, 1996, legislation was enacted which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Savings Bank, to recapitalize the SAIF and spreads the obligations for payments of Financing Corporation ("FICO") bonds across all SAIF and BIF members. The FDIC special assessment being levied amounts to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The special assessment was recognized in the third quarter and is tax deductible. The Savings Bank took a charge of $1.6 million before taxes as a result of the FDIC special assessment. This legislation will eliminate the substantial disparity between the amount that BIF and SAIF members had been paying for deposit insurance premiums.

   Beginning on January 1, 1997, BIF members will pay a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits compared to 6.5 basis points payable by SAIF members on SAIF-insured deposits and will pay a pro rata share of the FICO payment on the earlier of January 1, 2000 or the date upon which the last savings association, such as the Savings Bank, ceases to exist. The legislation also requires BIF and SAIF to be merged by January 1, 1999 provided that subsequent legislation is adopted to eliminate the savings association charter and no savings associations remain as of that time.

   The FDIC has recently proposed to lower SAIF assessments to a range comparable to those of BIF members, although SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis or whether the BIF and SAIF will eventually be merged.

   During the nine months ended September 30, 1996, the Savings Bank declared and paid a cash dividend of $2.7 million to the Holding Company.

   The following table shows selected ratios for the periods ended or at the dates indicated:


                                                        NINE MONTHS                     NINE MONTHS
                                                          ENDED         YEAR ENDED         ENDED
                                                       SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                           1996             1995            1995
                                                       ------------     -----------     ------------

      Average equity as a percentage
        of average assets                                 16.88%           17.46%          17.55%

      Total equity to total assets at end of period       16.22%           16.99%          17.30%

      Return on average assets                              .56%             .98%           1.02%

      Return on average equity                             3.30%            5.59%           5.79%

      Noninterest expense to average assets                2.63%            1.85%           1.82%

      Nonperforming loans and real estate owned to
        total assets at end of period                       .23%             .10%            .17%

      Operating efficiency ratio                          73.13%           53.30%          52.22%



                               FFLC BANCORP, INC.

                                                        AT                AT              AT
                                                   SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
                                                       1996              1995            1995
                                                  --------------     ------------    ------------

  Weighted average interest rates:
      Interest-earning assets:
        Loans                                          8.19%             8.30%           8.30%
        Mortgage-backed securities                     6.31%             6.29%           6.23%
        Investment securities and other interest-
         earning assets                                5.94%             5.94%           6.23%
           Total interest-earning assets               7.51%             7.42%           7.38%
      Interest-bearing liabilities:
        Deposit accounts                               4.72%             4.87%           4.93%
        Borrowed funds                                 7.17%             7.17%           7.17%
           Total interest-bearing liabilities          4.72%             4.87%           4.93%
      Interest-rate spread                             2.79%             2.55%           2.45%



CHANGE IN FINANCIAL CONDITION
  Total assets increased $10.2 million or 3.1%, from $325.8 million at December 31, 1995 to $336.0 million at September 30, 1996, primarily as a result of an increase in loans receivable of $30.2 million, partially offset by decrease in mortgage-backed securities of $21.1 million. Customer deposits increased $9.0 million from $267.7 million at December 31, 1995 to $276.7 million at September 30, 1996. The $865,000 net decrease in stockholders' equity during the nine months ended September 30, 1996 resulted from the repurchase of shares of the Company's stock of $2.1 million, dividends paid of $692,000, and the $169,000 increase in the unrealized loss on securities available-for-sale, net of tax effect, all of which was partially offset by net income of $1.4 million, credits to equity totaling $702,000 related to the stock incentive plans and proceeds of $50,000 from stock options exercised.

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

                                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                   ----------------------------------------------------------------
                                                                                 1996                              1995
                                                                   --------------------------------    ----------------------------
                                                                                INTEREST    AVERAGE              INTEREST   AVERAGE
                                                                     AVERAGE       AND       YIELD/    AVERAGE      AND      YIELD/
                                                                     BALANCE    DIVIDENDS    RATE      BALANCE   DIVIDENDS   RATE
                                                                     -------    ---------   -------    -------   ---------  -------
                                                                                          (DOLLARS IN THOUSANDS)

Interest-earning assets:
   Loans (1)                                                       $ 205,916      4,277      8.31%    $ 168,298     3,553     8.44%
   Mortgage-backed securities                                         78,569      1,223      6.23       104,632     1,597     6.11
   Investment securities and other interest-earning assets (2)        38,570        586      6.08        37,606       578     6.15
                                                                     -------     ------                 -------     -----

      Total interest-earning assets                                  323,055      6,086      7.53       310,536     5,728     7.38
                                                                                 ------                             -----

Noninterest - earning assets                                          11,489                              9,005
                                                                     -------                            -------

      Total assets                                                 $ 334,544                          $ 319,541
                                                                     =======                            =======

Interest-bearing liabilities:
   Deposit accounts                                                  274,813      3,237      4.71       261,050     3,197     4.90
   Borrowed funds                                                        150          3      8.00           150         3     8.00
                                                                     -------      -----                 -------     -----

      Total interest-bearing liabilities                             274,963      3,240      4.71       261,200     3,200     4.90
                                                                                  -----                             -----

Noninterest-bearing liabilities                                        3,810                              3,025
Stockholders' equity                                                  55,771                             55,316
                                                                     -------                            -------

      Total liabilities and stockholders' equity                   $ 334,544                          $ 319,541
                                                                     =======                            =======

Net interest income                                                           $   2,846                          $ 2,528
                                                                                =======                            =====

Interest-rate spread (3)                                                                     2.82%                            2.48%
                                                                                             ====                             ====

Net average interest-earning assets,
   net interest margin (4)                                         $  48,092                 3.52%    $  49,336               3.26%
                                                                     =======                 ====       =======               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                                 1.17                               1.19
                                                                        ====                               ====
-----------------------------

(1)     Includes nonaccrual loans.
(2)     Includes interest-bearing deposits, federal funds sold and FHLB stock.
(3)     Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)     Net interest margin is net interest income divided by average interest-earning assets.


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

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ----------------------------------------------------------------
                                                                                  1996                            1995
                                                                    ------------------------------   -------------------------------
                                                                               INTEREST    AVERAGE              INTEREST     AVERAGE
                                                                    AVERAGE       AND       YIELD/   AVERAGE       AND        YIELD/
                                                                    BALANCE    DIVIDENDS     RATE    BALANCE    DIVIDENDS     RATE
                                                                    -------    ---------   -------   -------    ---------    -------
                                                                                         (DOLLARS IN THOUSANDS)

Interest-earning assets:
   Loans (1)                                                       $ 195,653     12,257      8.35%  $ 159,884     10,095      8.42%
   Mortgage-backed securities                                         84,041      3,930      6.24     109,611      4,904      5.97
   Investment securities and other interest-earning assets (2)        40,000      1,784      5.95      36,354      1,670      6.12
                                                                     -------     ------               -------     ------

      Total interest-earning assets                                  319,694     17,971      7.50     305,849     16,669      7.27
                                                                                 ------                           ------

Noninterest - earning assets                                          11,514                            8,791
                                                                     -------                          -------

      Total assets                                                 $ 331,208                        $ 314,640
                                                                     =======                          =======

Interest-bearing liabilities:
   Deposit accounts                                                  271,620      9,615      4.72     255,840      8,912      4.64
   Borrowed funds                                                        150          8      7.11         778         38      6.51
                                                                     -------     ------               -------    -------

      Total interest-bearing liabilities                             271,770      9,623      4.72     256,618      8,950      4.65
                                                                                 ------                          -------

Noninterest - bearing liabilities                                      3,531                            2,796
Stockholders' equity                                                  55,907                           55,226
                                                                     -------                          -------

      Total liabilities and stockholders' equity                   $ 331,208                        $ 314,640
                                                                     =======                          =======

Net interest income                                                            $  8,348                         $  7,719
                                                                                 ======                          =======

Interest-rate spread (3)                                                                2.78%                                 2.62%
                                                                                        ====                                  ====

Net average interest-earning assets,
   net interest margin (4)                                        $  47,924             3.48%       $  49,231                 3.37%
                                                                    =======             ====          =======                 ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                                1.18                              1.19
                                                                       ====                              ====


-------------------------

(1)     Includes nonaccrual loans.
(2)     Includes interest-bearing deposits, federal funds sold and FHLB stock.
(3)     Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)     Net interest margin is net interest income divided by average interest-earning assets.


                               FFLC BANCORP, INC.

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS

GENERAL OPERATING RESULTS. Net loss for the three months ended September 30, 1996 was $223,000, a decrease of $991,000, from the $768,000 earned in the period ended September 30, 1995. The decrease in net income for the 1996 period was primarily due to the effect of the one-time SAIF assessment of $1.6 million, before taxes, included in noninterest expense. The one-time assessment is designed to recapitalize SAIF and should result in a reduction in FDIC assessment rates beginning January 1, 1997.

INTEREST INCOME. Interest income increased $358,000, or 6.2% from $5.7 million for the three months ended September 30, 1995 to $6.1 million for the three months ended September 30, 1996. The increase was due to the combination of a $12.5 million increase in average interest-earning assets outstanding and an increase in the average yield on interest-earning assets outstanding from 7.38% to 7.53% for the three months ended September 30, 1996 compared to the corresponding period in 1995.

INTEREST EXPENSE. Interest expense increased $40,000, for the three months ended
   September 30, 1996 when compared to the 1995 period. The increase was the result of an increase in the average balance of deposit accounts outstanding during the 1996 period, partially offset by a decrease in the weighted average rate paid on deposit accounts from 4.90% for the three months ended September 30, 1995 to 4.71% for the comparable period in 1996.

NONINTEREST  EXPENSE.   Noninterest   expense  consists  primarily  of  employee
   compensation and benefits, occupancy and equipment expense and FDIC insurance premiums. Noninterest expenses increased by $1.9 million, from $1.4 million for the three months ended September 30, 1995 to $3.3 million for the three months ended September 30, 1996. The increase was primarily due to the one-time SAIF recapitalization assessment of $1.6 million, and increases in compensation and benefits of $99,000 and occupancy and equipment of $74,000 due to the opening of two new branches.

INCOME TAX PROVISION. The income tax provision decreased from $457,000 for the three months ended September 30, 1995 (an effective rate of 37.3%) to a $91,000 income tax credit (an effective tax rate of 29.0%) for the corresponding period for 1996.

                               FFLC BANCORP, INC.

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


GENERAL OPERATING  RESULTS.  Net income for the nine months ended  September 30,
   1996, was $1.4 million, a decrease of $1.0 million from the $2.4 million earned for the nine months ended September 30, 1995. The decrease in net income for the 1996 period was primarily the result of the effect of the one-time SAIF assessment of $1.6 million, before taxes, included in noninterest expense.

INTEREST  INCOME.  Interest  income  increased  $1.3  million or 7.8% from $16.7 million for the nine months ended September 30, 1995 to $18.0 million for the nine months ended September 30, 1996. The increase in interest income was due to an increase of $13.8 million in average interest-earning assets outstanding and an increase in the average yield on interest-earning assets from 7.27% for the nine months ended September 30, 1995 compared to the 7.50% for nine months ended September 30, 1996.

INTEREST EXPENSE. Interest expense increased $673,000, or 7.5% from $9.0 million for the nine months ended September 30, 1995 to $9.6 million for the nine months ended September 30, 1996. The increase was due to an increase of $15.2 million in average interest-bearing liabilities, and an increase in the weighted average rate paid on interest-bearing liabilities from 4.65% for the nine months ended September 30, 1995 to 4.72% for the comparable period of 1996.

NONINTEREST  EXPENSE.   Noninterest   expense  consists  primarily  of  employee
   compensation and benefits, occupancy and equipment expense and federal deposit insurance premiums. Noninterest expense increased by $2.2 million, or 52.4%, from $4.3 million for the nine months ended September 30, 1995 to $6.5 million for the nine months ended September 30, 1996. That increase was primarily due to the one-time SAIF recapitalization assessment of $1.6 million, and increases in compensation and benefits of $298,000 and occupancy and equipment of $199,000, due to the opening of two new branches.

INCOME TAX PROVISION. The income tax provision decreased from $1.4 million for the nine months ended September 30, 1995 (an effective rate of 37.4%) to $953,000 (an effective tax rate of 40.8%) for the corresponding period in 1996.

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

   Not applicable

ITEM 5.    OTHER INFORMATION

   Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibit 27 Financial Data Schedule (for SEC use only)

   b. There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FFLC BANCORP, INC.
                                (Registrant)






Date:  November 6, 1996      By:  /s/ Stephen T. Kurtz
       --------------------     ---------------------------------------------
                                Stephen T. Kurtz, President and Chief Executive
                                  Officer





Date:  November 6, 1996      By:  /s/ Paul K. Mueller
       --------------------     ---------------------------------------------
                                Paul K. Mueller, Senior Vice President and Chief
                                  Accounting Officer