Form 10-K
period 1996-12-31
FFLC BANCORP INC
filed 1997-03-28
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission File Number 0-22608


                               FFLC BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                             59-3204891
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

800 North Boulevard West, Post Office Box 490420,
          Leesburg, Florida                                 34749-0420
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (352) 787-3311


          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [ X ]   NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $50,006,603 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 7, 1997.

The Registrant had 2,365,937 shares outstanding as of March 7, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996. (Part II and IV)

2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III) (Proxy to be filed separately on or about April 7, 1997).

                                      INDEX

PART I

Item I.                  Description of Business

                         Business
                         Market Area and Competition
                         Lending Activities
                         Asset Quality
                         Investment Activities
                         Mortgage-Backed Securities
                         Investment Securities
                         Sources of Funds
                         Borrowings
                         Subsidiary Activities
                         Personnel
                         Regulation and Supervision
                         Federal and State Taxation
                         Impact of New Accounting Issues

Item 2.         Properties

Item 3.         Legal Proceedings

Item 4.         Submission of Matters to a Vote of Security Holders

PART II

Item 5.         Market for Registrant's Common Equity and Related
                         Stockholder Matters

Item 6.         Selected Financial Data

Item 7.         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Item 8.         Financial Statements and Supplementary Data

Item 9.         Change In and Disagreements with Accountants on
                         Accounting and Financial Disclosure

PART III

Item 10.        Directors and Executive Officers of the Registrant

Item 11.        Executive Compensation

Item 12.        Security Ownership of Certain Beneficial Owners and Management

Item 13.        Certain Relationships and Related Transactions

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

The registrant, FFLC Bancorp, Inc. ("FFLC" or the "Company"), completed its public offering of 2,761,819 shares of its common stock and acquired First Federal Savings Bank of Lake County ("the Savings Bank") in connection with the Savings Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank on January 4, 1994. The net conversion proceeds totaled $26.6 million of which $13.3 million was invested in the Savings Bank and $13.3 million was retained by the registrant. The registrant loaned $2.2 million to the Employee Stock Ownership Plan and the remaining $11.1 million has been invested through the Savings Bank. The registrant, which was incorporated in Delaware on September 16, 1993, is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The registrant has not transacted any material business other than through its subsidiary, the Savings Bank. At December 31, 1996, the Company had total assets of $346.4 million and stockholders' equity of $53.6 million.

The Savings Bank was established in 1934 as a federally-chartered mutual savings and loan association. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1996, the Savings Bank had total assets of $346.4 million and stockholders' equity of $41.7 million.

The principal business of the Savings Bank is attracting retail deposits from the general public and investing those deposits, together with payments and repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family owner-occupied homes and mortgage-backed securities, and, to a lesser extent, construction loans, consumer and other loans, and multi-family residential mortgage loans. In addition, the Savings Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Savings Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities.

Market Area and Competition

The Savings Bank is a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Savings Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Lake and Sumter counties in central Florida. The Savings Bank's competition for loans comes principally from commercial banks, savings institutions, and mortgage banking companies. The Savings Bank's most direct competition for savings has historically come from commercial banks, savings institutions and credit unions. The Savings Bank faces additional competition for savings from money market mutual funds and other corporate and government securities funds. The Savings Bank also faces increased competition for deposits from other financial intermediaries such as securities brokerage firms and insurance companies.

Lending Activities

Loan Portfolio. The Savings Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 1996, the Savings Bank's total loans outstanding were $236.9 million, of which $191.8 million or 80.95% of the Savings Bank's total loan portfolio were one-to-four-family residential first mortgage loans. Of the one-to-four-family residential mortgage loans outstanding at that date, 25.80% were fixed rate loans and 74.20% were adjustable-rate ("ARM") loans. At the same date, commercial real estate loans and other loans on improved real estate totaled $13.6 million, or 5.73% of the Savings Bank's total loan portfolio; construction (excluding construction/permanent loans) and land loans totaled $5.5 million or 2.32% of the Savings Bank's total loan portfolio; and multi-family mortgage loans totaled $4.2 million or 1.76% of the Savings Bank's total loan portfolio. Consumer and other loans held by the Savings Bank, which principally consist of home equity loans, deposit, consumer and other loans, totaled $21.9 million or 9.2% of the Savings Bank's total loan portfolio at December 31, 1996.

The following table sets forth the composition of the Savings Bank's loan portfolio in dollar amounts and percentages at the dates indicated:

                                             1992                      1993                      1994
                                   -----------------------   -----------------------   -------------------
                                                    % of                      % of                      % of
                                      Amount        Total       Amount        Total       Amount        Total
                                                                                        (Dollars in thousands)
Mortgage loans:
     One-to-four-family            $  98,388       83.61%    $ 107,228       82.91%    $ 130,195       82.80%
     Construction and land             2,198        1.87%        2,886        2.23%        6,332        4.03%
     Multi-family                      2,232        1.90%        2,160        1.67%        3,068        1.95%
     Commercial real estate            5,604        4.76%        6,713        5.19%        6,153        3.91%
                                    --------     -------      --------     -------      --------     -------

               Total mortgage
                     loans           108,422       92.14%      118,987       92.00%      145,748       92.69%

Consumer loans                         8,027        6.82%        9,298        7.19%       10,581        6.73%

Other loans                            1,224        1.04%        1,054        0.81%          915        0.58%
                                   ---------     -------     ---------     -------     ---------     -------

               Total loans
                     receivable      117,673      100.00%      129,339      100.00%      157,244       100.00
                                                  ======                    ======                     ======

Less:
     Loans in process                  2,385                     5,969                     7,833
     Unearned discounts,
          premiums and
          deferred loan fees,
          net                            421                       424                       256
     Allowance for loan losses           520                       735                       869
                                    --------                  --------                  --------

               Loans receivable,
                     net           $ 114,347                 $ 122,211                 $ 148,286
                                   =========                 =========                 =========

                                             1995                       1996
                                   ----------------------    ---------------------
                                                    % of                      % of
                                     Amount        Total       Amount        Total
                                                 (DOLLARS IN THOUSANDS)

Mortgage loans:
     One-to-four-family            $ 159,170       84.32%    $ 191,788       80.95%
     Construction and land             5,343        2.83%        5,489        2.32%
     Multi-family                      3,098        1.64%        4,180        1.76%
     Commercial real estate            6,654        3.53%       13,565        5.73%
                                     -------      ------       -------       -----

               Total mortgage
                     loans           174,265       92.32%      215,022       90.76%

Consumer loans                        13,375        7.09%       21,016        8.87%

Other loans                            1,118         .59%          883         .37%
                                   ---------      ------     ---------

               Total loans
                     receivable      188,758      100.00%      236,921       100.0%
                                                  ======                     =====

Less:
     Loans in process                  4,267                     8,007
     Unearned discounts,
          premiums and
          deferred loan fees,
          net                             66                       (97)
     Allowance for loan losses           977                     1,063
                                   ---------                 ---------

               Loans receivable,
                     net           $ 183,448                 $ 227,948
                                   =========                 =========

Purchase of Mortgage Loans. The Savings Bank has, from time to time, purchased mortgage loans originated by other lenders, primarily loans secured by one-to-four-family homes. At December 31, 1996, $4.3 million, or 1.8% of the Savings Bank's total loan portfolio consisted of purchased mortgage loans or loan participations. Purchased mortgage loans consisted primarily of one-to-four-family residential mortgage loans.

Secondary Market Activities. The Savings Bank participates in the secondary market through a correspondent relationship, originating loans (primarily 30-year fixed-rate loans) which are funded by the investor correspondent rather than by making and selling the loans, thereby eliminating the Savings Bank's interest rate risk on such loans. Such loans are closed on the Savings Bank's documents with funds provided by the investor correspondent at closing with all credit conditions established by the investor correspondent being satisfied prior to the issuance of a loan commitment. The Savings Bank receives a fee for originating, processing and closing the loans and reports the loans to the OTS as loans originated and sold. In the year ended December 31, 1996, such loans amounted to $2.4 million or 3.2% of total mortgage loans originated.

Loan Originations, Purchases, Sales and Principal Repayments. The following table sets forth the Savings Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                                 Year Ended December 31,
                                                          1994            1995          1996
                                                          ----            ----          ----
                                                                    (In thousands)
Mortgage loans (gross):
     At beginning of year ........................     $ 118,987        145,748        174,265
     Mortgage loans originated:
          One-to-four-family (1) .................        40,649         46,082         62,906
          Construction and land ..................         3,899          2,104          2,292
          Multi-family ...........................         2,003          1,026          1,222
          Commercial real estate .................           876          1,047          7,982
                                                       ---------      ---------      ---------

               Total mortgage loans originated (1)        47,427         50,259         74,402

     Mortgage loans purchased ....................          --             --            2,106
                                                       ---------      ---------      ---------

               Total mortgage loans originated and
                         purchased ...............        47,427         50,259         76,508

     Transfer of loans to real estate owned ......          (232)          (478)          (287)
     Principal repayments ........................       (19,236)       (20,113)       (31,540)
     Sales of loans (1) ..........................        (1,198)        (1,151)        (3,924)
                                                       ---------      ---------      ---------

               At end of year ....................     $ 145,748        174,265        215,022
                                                       =========      =========      =========

Consumer loans (gross):
     At beginning of year ........................         9,298         10,581         13,375
     Loans originated ............................         4,631          6,141         12,399
     Principal repayments ........................        (3,348)        (3,347)        (4,758)
                                                       ---------      ---------      ---------

               At end of year ....................     $  10,581         13,375         21,016
                                                       =========      =========      =========

Other loans (gross):
     At beginning of year ........................         1,054            915          1,118
     Loans originated ............................           389            732            622
     Principal repayments ........................          (528)          (529)          (857)
                                                       ---------      ---------      ---------

               At end of year ....................     $     915          1,118            883
                                                       =========      =========      =========


(1) Includes loans originated for and funded by correspondents of $1.2 million, $1.2 million and $2.4 million for 1994, 1995 and 1996, respectively.

Maturities of Loans. The following table shows the contractual maturities of the Savings Bank's loan portfolio at December 31, 1996. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on the Savings Bank's loans totaled $23.1 million, $24.8 million and $35.7 million for the years ended December 31, 1994, 1995 and 1996, respectively.

                                                                                  Mortgage Loans
                                           One-to-                                    Total
                                            Four-                        Other        Loans
                                           Family          Other         Loans      Receivable
                                          ---------     ----------    ----------    ----------
                                                               (In thousands)
 Amounts due:
     Within 1 year ..................     $     144            425         1,679         2,248
                                          ---------      ---------     ---------     ---------

     1 to 3 years ...................         2,661          1,638         9,060        13,359
     3 to 5 years ...................         2,184          1,150         3,958         7,292
     5 to 10 years ..................        13,625            619         5,751        19,995
     10 to 20 years .................        28,310          8,481         1,451        38,242
     Over 20 years ..................       144,864         10,921          --         155,785
                                          ---------      ---------     ---------     ---------

     Total due after 1 year .........       191,644         22,809        20,220       234,673
                                          ---------      ---------     ---------     ---------

     Total amounts due ..............       191,788         23,234        21,899       236,921

Less:
     Loans in process ...............         5,326          2,673             8         8,007
     Unearned discounts, premiums and
          deferred loan fees, net ...           (97)          --            --             (97)
     Allowance for loan losses ......           302            486           275         1,063
                                          ---------      ---------     ---------     ---------

Loans receivable, net ...............     $ 186,257         20,075        21,616       227,948
                                          =========      =========     =========     =========

Loans Due After December 31, 1996. The following table sets forth at December 31, 1996 the dollar amount of all loans due or scheduled to reprice after December 31, 1997, classified according to whether such loans have fixed or adjustable interest rates.

                                                 Due after December 31, 1997
                                            Fixed      Adjustable          Total
                                                    (In thousands)
Mortgage loans:
     One-to-four-family ...........        $49,437        142,207        191,644
     Construction and land ........          5,489           --            5,489
     Multi-family .................             80          4,100          4,180
     Commercial real estate .......            718         12,422         13,140

Consumer loans ....................         20,141           --           20,141
Other loans .......................             79           --               79
                                           -------        -------        -------

          Total ...................        $75,944        158,729        234,673
                                           =======        =======        =======

One-to-Four-Family Mortgage Lending. The Savings Bank's primary lending emphasis is on the origination of first mortgage loans secured by one-to-four-family residences within its primary lending area. Such residences are primarily single family homes, including condominium and townhouses, that serve as the primary residence of the owner. To a lesser degree, the Savings Bank makes loans on residences used as second homes or as investments. The Savings Bank also offers second mortgage loans which are underwritten applying the same standards as for first mortgage loans.

In the years ended December 31, 1994, 1995 and 1996, the Savings Bank's total mortgage loan originations amounted to $47.4 million, $50.3 million and $74.4 million, respectively, of which $40.6 million, $46.1 million and $62.9 million, respectively, were secured by one-to-four-family properties.

At December 31, 1996, 81.0% of total loans receivable consisted of one-to-four-family residential loans, of which 74.2% were ARM loans. The Savings Bank's ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Savings Bank in accordance with market and competitive factors. The Savings Bank offers one-, three- and five-year ARM loans which adjust by a maximum of 2% per adjustment period, with a lifetime cap on increases of 5% to 6%, depending upon the program chosen.

The Savings Bank's policy on one-to-four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan, or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%.

Commercial and Multi-Family Real Estate Lending. As of December 31, 1996, $13.6 million, or 5.73% of the Savings Bank's total loan portfolio consisted of commercial real estate loans and $4.2 million, or 1.80% of the Savings Bank's total loan portfolio, consisted of multi-family residential loans.

The commercial real estate loans in the Savings Bank's portfolio consist of fixed-rate and ARM loans which were originated at prevailing market rates. The Savings Bank's policy has been to originate commercial or multi-family loans only in its primary market area. Commercial and multi-family residential loans are generally made in amounts up to 75% of the appraised value of the property. In making such loans, the Savings Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the property and the Savings Bank's lending experience with the borrower.

Construction and Land Loans. The Savings Bank originates loans to finance the construction of one-to-four-family homes and, to a much lesser extent, originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At December 31, 1996, construction (excluding construction/permanent loans) and land loans totaled $5.5 million or 2.3% of the Savings Bank's total loan portfolio.

At December 31, 1996, the Savings Bank had loans in process (undisbursed loan proceeds of construction loans) of $8.0 million. Of that amount, $4.9 million was secured by residential mortgages $2.8 million secured by commercial mortgages, and $230,000 represented loans in process on three construction/permanent loans to churches. The Savings Bank makes residential construction loans to homeowners on a long-term basis with amortization beginning at the conclusion of construction, usually a period of about six months. Such loans are carried in the one-to-four-family category and are not separately classified as construction loans. Residential construction loans to builders are carried in the construction and land category.

Construction and land loans also include construction loans for one-to-four-family residential property for which the borrower will obtain permanent financing from another lender. Such loans bear a fixed rate of interest that equals prime plus 2.0% during the construction period. The Savings Bank obtains a commitment for the permanent financing from the other lender prior to originating the construction loan.

Consumer and Other Lending. At December 31, 1996, $21.9 million or 9.2% of the Savings Bank's total loan portfolio consisted of consumer and other loans, including home equity loans and lines of credit for consumer purposes and, to a lesser extent, home improvement loans and secured and unsecured personal loans.

The Savings Bank's home equity loans are originated on one-to-four-family residences, either on a fixed-rate basis with terms of up to 10 years or as a balloon loan with terms up to five years with fifteen year amortization periods. Those loans are generally limited to aggregate outstanding indebtedness on the property securing the loan of 80% of the loan to value ratio. The Savings Bank also offers home equity lines of credit, which bear prime-based adjustable interest rates with terms up to fifteen years. Such loans generally require monthly payments of interest plus 1.5% of the balance outstanding.

Consumer loans are offered primarily on a fixed-rate, short-term basis. Except for second mortgage loans which are underwritten pursuant to the standards applicable to one-to-four-family residential loans, the underwriting standards employed by the Savings Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness.

Loan Approval and Authority. Mortgage loan approval authority for loans exceeding $100,000 has been retained by the Board of Directors which meets weekly in its capacity as the Executive Committee of the Board to consider loan recommendations of the Loan Committee. The Loan Committee is comprised of two outside directors, the President and the Senior Lending Officer of the Savings Bank. Management has been delegated authority to approve mortgage loans, home equity loans, home equity lines of credit, consumer loans and other loans up to $100,000.

The Savings Bank's policy is to require title and hazard insurance on all real estate loans, except home equity loans for which a title search is conducted in lieu of obtaining title insurance. Borrowers may be permitted to pay real estate taxes and hazard insurance premiums applicable to the secured property for a mortgage loan. In some instances, borrowers may be required to advance funds together with each payment of principal and interest to a mortgage escrow account from which the Savings Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums.

Asset Quality

Delinquent Loans and Nonperforming Assets. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier if collection is deemed uncertain. The Savings Bank provides an allowance for accrued interest deemed uncollectible. Accrued interest receivable is reported net of the allowance for uncollected interest. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

At December 31, 1994, 1995 and 1996, delinquencies in the Savings Bank's loan portfolio were as follows:

                                                  At December 31, 1994                     At December 31, 1995
                                       -----------------------------------------   ---------------------------------------
                                          60-89 Days         90 Days or More            60-89 Days         90 Days or More
                                       ------------------   -----------------      --------------------   ----------------
                                       Number   Principal     Number   Principal    Number  Principal   Number  Principal
                                        of       Balance       of      Balance       of      Balance     of      Balance
                                       Loans    of Loans      Loans    of Loans     Loans   of Loans    Loans   of Loans
                                       -----       -----    --------      -----    --------      -----    --------
                                                                      (Dollars in thousands)
One-to-four-family ....................   7        276          8        324          6       244         1        52
Construction and land .................   1         47        --         --         --        --          3       115
Multi-family ..........................   1         75        --         --         --        --        --        --
Commercial real estate ................ --         --         --         --         --        --        --        --
                                        ---        ---        ---        ---        ---       ---       ---       ---

         Total mortgage loans .........   9        398          8        324          6       244         4       167

Consumer loans ........................ --         --           1          5          7        35         2         7

Other loans ........................... --         --         --         --         --        --        --        --
                                        ---        ---        ---        ---        ---       ---       ---       ---

         Total loans ..................   9        398          9        329         13       279         6       174
                                        ===        ===        ===        ===        ===       ===       ===       ===

Delinquent loans to total loans .......            .25%                  .21%                 .15%                .09%
                                                   ===                   ===                  ===                 ===

                                              At December 31, 1996
                                   ----------------------------------------
                                       60-89 Days          90 Days or More
                                   ------------------   -------------------
                                   Number   Principal   Number    Principal
                                    of       Balance      of       Balance
                                   Loans    of Loans     Loans    of Loans
                                   -----    --------     -----    --------
One-to-four-family ..............     3         77          8       545
Construction and land ...........    --          1         68
Multi-family ....................    --         --         --
Commercial real estate ..........    --         --         --        --
                                                ---        ---      ---

         Total mortgage loans ...     3         77                 9613

Consumer loans ..................     2         46          4        53

Other loans .....................    --         --         --        --
                                    ---        ---         ---    -----

         Total loans ............     5        123         13       666
                                    ===        ===        ===      ====

Delinquent loans to total loans .              .05%                 .28%
                                               ===                  ===

Nonperforming Assets. The following table sets forth information with respect to the Savings Bank's nonperforming assets at the dates indicated.

                                                              At December 31,
                                               -----------------------------------------
                                                1992     1993     1994     1995     1996
                                               -----    -----    -----    -----    -----
                                                          (Dollars in thousands)

Nonaccrual mortgage loans ..................   $ 381      588      324       70      613

Nonaccrual consumer loans ..................      17       18        5      104       53

Nonaccrual other loans .....................    --       --       --       --       --
                                               -----    -----    -----    -----    -----

Total nonperforming loans ..................     398      606      329      174      666

Real estate owned and insubstance foreclosed
     loans, net of related allowance for
     losses (1) ............................      70       72       84      165      361
                                               -----    -----    -----    -----    -----

          Total nonperforming assets .......   $ 468      678      413      339    1,027
                                               =====    =====    =====    =====    =====

Nonperforming loans to total loans .........     .34%     .47%     .21%     .09%     .28%
                                               =====    =====    =====    =====    =====

Total nonperforming assets to total assets .     .17%     .23%     .13%     .10%     .30%
                                               =====    =====    =====    =====    =====

(1) The Savings Bank has no insubstance foreclosed loans.

At December 31, 1996, the Savings Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totalled approximately $666,000, $174,000 and $329,000 at December 31, 1996, 1995, and
1994, respectively. For the year ended December 31, 1996, interest income that would have been recorded under the original terms of nonaccrual loans at December 31, 1996 and interest income actually recognized is summarized below:


     Interest income that would have been recorded         $ 58,112
     Interest income recognized                             (35,474)
                                                           --------

     Interest income foregone                              $ 22,638
                                                           ========

Classified Assets. Federal regulations and the Savings Bank's policy require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Savings Bank's policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated "special mention" by management.

If an asset is classified, the estimated fair value of the asset is determined and if that value is less than the then carrying value of the asset, the difference is established as a specific reserve. If an asset is classified as loss, the amount of the asset classified as loss is reserved. General reserves or general valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities but, unlike specific reserves, are not allocated to particular assets.

The following table sets forth information concerning the number and dollar amount of loans and real estate owned classified as "substandard" or "special mention" at the dates indicated. No loans or real estate owned were classified "doubtful" or "loss" at those dates.

                                                 Substandard     Special Mention
                                              Number     Amount   Number  Amount
                                              ------     ------  -------  ------
                                                    (Dollars in thousands)
At December 31, 1996:
Loans ...................................         23     $1,114     -     $ --

Real estate owned:
     One-to-four-family properties ......          1        208     -       --
     Other ..............................          3        153     -       --
                                              ------     ------    --     ------

          Total .........................         27     $1,475     -     $ --
                                              ======     ======    ==     ======
At December 31, 1995:
Loans ...................................         22        785     -       --

Real estate owned:
     One-to-four-family properties ......          1        135     -       --
     Other ..............................          2         30     -       --
                                              ------     ------    --     ------

          Total .........................         25     $  950     -     $ --
                                              ======     ======    ==     ======

Allowance for Loan Losses. The Savings Bank's allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the condition of the local economy in the Savings Bank's market area. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make determinations with respect to the Savings Bank's allowance for loan losses, future adjustments may be necessary if economic conditions vary substantially from the economic conditions in the assumptions used in making the initial determinations or if other circumstances change.

The following table sets forth the Savings Bank's allowance for loan losses at the dates indicated, the provisions made and the charge-offs and recoveries effected during the years indicated.

                                           At or For the Year Ended December 31,
                                           -------------------------------------
                                            1992    1993    1994    1995    1996
                                           -----   -----   -----   -----   -----
                                                   (Dollars in thousands)
Balance at beginning of year ...........   $ 305     520     735     869     977
Provision for loan losses ..............     232     250     138     125     107
Charge-offs:
     One-to-four-family ................       3      21       2    --         9
     Construction and land .............    --      --      --        17    --
     Multi-family ......................    --      --      --      --      --
     Commercial real estate ............    --      --      --      --      --
     Consumer loans ....................      14      14    --      --        12
     Other loans .......................    --      --         2    --      --
                                           -----   -----   -----   -----   -----

          Total charge-offs by category       17      35       4      17      21

Recoveries .............................    --      --      --      --      --
                                           -----   -----   -----   -----   -----

Balance at end of year .................     520     735     869     977   1,063
                                           =====   =====   =====   =====   =====

The following table sets forth the ratios of the Savings Bank's charge-offs and allowances for losses for the years indicated.

                                                1992      1993      1994      1995      1996
                                               ------    ------    ------    ------    ------
Net charge-offs during the year
     as a percentage of average loans
     outstanding during the year ........        0.02%     0.02%       --%      .01%      .01%

Allowance for loan losses as a
     percentage of total loans receivable
     at end of year .....................        0.45%     0.57%     0.55%      .52%      .45%

Allowance for loan losses as a
     percentage of total nonperforming
     assets at end of year ..............      111.11%   108.41%   210.41%   288.48%   103.51%

Allowance for loan losses as a
     percentage of nonperforming loans
     at end of year .....................      130.65%   121.29%   264.13%   561.49%   159.61%

The following table sets forth the Savings Bank's specific and general allowance for possible loan losses by type of loan for the years indicated.

                                                                                   At December 31,
                                          1992                  1993                   1994                     1995
                                  ------------------      ------------------      -----------------       -----------------
                                               % of                   % of                   % of                    % of
                                             Loans to               Loans to               Loans to                Loans to
                                              Total                  Total                  Total                   Total
                                  Amount      Loans       Amount     Loans        Amount    Loans         Amount    Loans
                                  ------      ------      ------    --------      ------   --------       ------   --------
                                                                    (Dollars in thousands)
At end of year allocated to:
     One-to-four-family            $ 100       83.61%      $ 175      82.91%       $ 240     82.80%        $ 275     84.32%
     Construction and land            80         1.87         95        2.23         106       4.03          146       2.83
     Multi-family                    100         1.90        140        1.67         165       1.95          183       1.64
     Commercial real estate          100         4.76        120        5.19         135       3.91          150       3.53
     Consumer loans                  140         6.82        205        7.19         223       6.73          223       7.09
     Other loans                       -         1.04          -         .81           -        .58            -        .59
                                   -----       ------      -----     ------        -----     ------        -----     ------

          Total                    $ 520       100.00%     $ 735     100.00%       $ 869     100.00%       $ 977     100.00%
                                   =====       ======      =====     ======        =====     ======        =====     ======
                                               1996
                                        ------------------
                                                    % of
                                                  Loans to
                                                   Total
                                         Amount    Loans
                                        -------   --------
                                      (Dollars in thousands)
At end of year allocated to:
     One-to-four-family                 $   302     80.95%
     Construction and land                  152      2.32
     Multi-family                           169      1.76
     Commercial real estate                 165      5.73
     Consumer loans                         275      8.87
     Other loans                              -       .37
                                        -------     -----

          Total                         $ 1,063    100.00%
                                        =======    ======

Investment Activities

The investment policy of the Savings Bank, which is established by the Board of Directors and implemented by the Chief Executive Officer who is designated as the Investment Officer, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Savings Bank's lending activities. In establishing its investment strategies, the Savings Bank considers its business and growth plans, the economic environment, the types of securities to be held and other factors. Federally chartered savings institutions have the authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans on federal funds, and, subject to certain limits, commercial paper and mutual funds.

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115. That statement requires investment and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity to be classified as held-to-maturity securities and reported at amortized cost. Securities that are held principally for selling in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity securities or trading securities are to be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

Mortgage-Backed Securities

The Savings Bank invests in collateralized mortgage obligations ("CMOs") and mortgage-backed securities such as government pass-through certificates. At December 31, 1996, the Savings Bank's mortgage-backed securities portfolio totaled $65.7 million, or 19.0% of total assets. The weighted-average interest rate on the total mortgage-backed securities portfolio at December 31, 1996 was 6.45%. The mortgage-backed securities are not due at a single maturity date, and accordingly, contractual maturity information is not presented herein. CMOs, net of related premiums and discounts, totaled $34.2 million or 52.0% of total mortgage-backed securities.

CMOs are typically issued by a special purpose entity, which may be organized in any of a variety of legal forms, such as a trust, a corporation or a partnership. The entity combines pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into different "tranches" or "classes" of securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Under this security structure all principal repayments from the various mortgage pools can be allocated to a mortgage-related securities class or classes structured to have priority until it has been paid off. Thus, these securities are designed to address the reinvestment concerns associated with mortgage-backed security pass-throughs, namely that they tend to pay off more rapidly when interest rates fall. The Savings Bank's CMOs have coupon rates ranging from 4.00% to 7.51% and had a weighted average yield of 5.91% at December 31, 1996.

The Savings Bank's policy is to purchase CMOs rated AA or better by nationally recognized rating services. The majority of the CMOs owned by the Savings Bank are insured or guaranteed either directly or indirectly, through mortgage-backed securities underlying the obligations issued by the FNMA, FHLMC or GNMA.

At December 31, 1996, the Savings Bank had $34.2 million in CMOs representing 9.9% of total assets. Of that amount, $12.4 million or 36.3% had floating rates with caps ranging from 8.50% to 12.65% and which adjust on a monthly basis.

Other mortgage-backed securities, net, totaled $31.5 million or 48.0% of total mortgage-backed securities. Other mortgage-backed securities consist of pass-through certificates issued by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA").

At December 31, 1996, the Savings Bank had mortgage-backed securities available for sale with an aggregate carrying value of $18.8 million, consisting of CMOs, FHLMC five year balloons and FNMA certificates.

The following table sets forth mortgage-backed security purchases, sales, amortization and repayments during the periods indicated:

                                                   Year Ended December 31,
                                            -----------------------------------
                                               1994         1995        1996
                                            ---------    ---------    ---------
                                                        (In thousands)

At beginning of year ....................   $ 109,077      117,003       93,883
Purchases ...............................      44,096        6,038        8,596
Amortization and repayments .............     (35,407)     (29,883)     (36,617)
Change in unrealized loss on securities
     available for sale .................        (763)         725         (126)
                                            ---------    ---------    ---------

          At end of year ................   $ 117,003       93,883       65,736
                                            =========    =========    =========

Investment Securities

At December 31, 1996, the Savings Bank held $32.8 million in investment securities consisting of $20.2 million in U.S. Government and agency securities, classified as available for sale, and $8.9 million in mutual funds, $3.2 million in SBA-related investment securities, classified as held to maturity, and $497,000 in other investment securities, classified as available for sale. In addition, the Savings Bank holds $4.1 million in interest-earning deposits and $1.9 million of FHLB of Atlanta stock.

The following table sets forth certain information regarding the amortized cost and market values of the Savings Bank's interest-earning deposits, FHLB stock and investment securities at the dates indicated:

                                                                          At December 31,
                                                 --------------------------------------------------------------------
                                                         1994                   1995                     1996
                                                 ------------------     --------------------     --------------------
                                                 Amortized   Market     Amortized     Market     Amortized     Market
                                                   Cost      Value         Cost       Value         Cost       Value
                                                  ------     ------       ------      ------       ------      ------
                                                                                (In thousands)
Interest-earning deposits                          4,732      4,732        8,924       8,924        4,077       4,077
                                                  ======     ======       ======      ======       ======      ======

FHLB stock                                         1,928      1,928        1,928       1,928        1,939       1,939
                                                  ======     ======       ======      ======       ======      ======

Investment securities:
     Held-to-maturity:
          U.S. Government and
               agency securities                   8,000      7,606          -           -            -           -
          SBA-related investment securities        4,014      3,818        3,441      3,472         3,239       3,271

     Available-for-sale:
          U.S. Government and
               agency securities                   3,000      2,986       11,475      11,392       20,208      20,176
          Other investment securities              4,118      4,051        1,523       1,532          495         497
          Investment in mutual funds               9,127      8,799        8,939       8,900        9,035       8,920

               Total investment securities        28,259     27,260       25,378      25,296       32,977      32,864
                                                  ======     ======       ======      ======       ======      ======

The following table sets forth information concerning the amortized cost and weighted average yields by maturity on investment securities and FHLB stock at December 31, 1996.

                                                                 Due After                   Due After
                                                                One Through                 Five Through
                                Due Within One Year             Five Years                   10 Years
                             -----------------------     ------------------------    -------------------------
                                          Annualized                  Annualized                   Annualized
                                           Weighted                    Weighted                     Weighted
                              Amortized     Average        Amortized    Average        Amortized     Average
                                Cost         Yield           Cost       Yield            Cost        Yield
                             ----------    ---------     -----------  -----------     -----------  -----------
                                                                       (Dollars in thousands)
FHLB stock

Investment securities:
     U.S. Government
         and agency
         obligations          $ 2,000         7.35%        18,208          6.01%           -               -
     Other investment
         securities               205         5.58             85          6.50           205            7.88
     Mutual funds                  -            -              -             -             -               -
                              -------         ----       --------          ----         -----            ----

         Total investment
              securities      $ 2,205         7.19%      $ 18,293          6.01%        $ 205            7.88%
                              =======         ====       ========          ====         =====            ====
                                    Due After
                                    10 Years                      Total
                              ------------------------    ------------------------
                                           Annualized
                                            Weighted                   Approximate
                               Amortized     Average        Amortized    Market
                                 Cost        Yield            Cost        Value
                              ----------- ------------      ----------  ----------

FHLB stock                     $   1,939         6.00%      $   1,939      1,939
                               =========         ====       =========      =====
Investment securities:
     U.S. Government
         and agency
         obligations               -               -            20,208    20,176
     Other investment
         securities                3,239         6.38            3,734     3,768
     Mutual funds                  9,035         6.10            9,035     8,920
                                --------         ----         --------     -----

         Total investment
              securities        $ 12,274         6.17%        $ 32,977    32,864
                                ========         ====         ========    ======

Sources of Funds

General. Repayments of mortgage-backed securities, loan repayments, deposits and cash flows generated from operations are the primary sources of the Savings Bank's funds for use in lending, investing and for other general purposes.

Deposits. The Savings Bank offers a variety of deposit accounts having a range of interest rates and terms. The Savings Bank's deposits consist of regular savings, non-interest-bearing checking, NOW checking, money market and certificate accounts. Of the deposit accounts at December 31, 1996, $25.4 million or 8.9% consist of individual retirement accounts ("IRAs").

The Savings Bank has maintained a relatively high level of core deposits consisting of passbook and statement savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost of funds. Such core deposits represented 30.40%, 25.24% and 25.02% of total deposits at December 31, 1994, 1995, and 1996, respectively.

The following table shows the distribution of the Savings Bank's deposits by type at the dates indicated and the weighted average nominal interest rates on each category of deposits presented at December 31, 1996 (dollars in thousands).

                                                         At December 31,
                           ------------------------------------------------------------------------------------------
                                     1994                     1995                              1996
                           -----------------------    ----------------------      -----------------------------------
                                          Percent                   Percent                    Percent       Weighted
                                          of Total                  of Total                   of Total      Average
                             Amount       Deposits      Amount      Deposits       Amount      Deposits        Rate
                           ---------       ------     ---------      ------       -------       ------          ----
Demand accounts:
     Noninterest bearing
          checking          $  3,653         1.45%      $ 3,482        1.30%    $   4,103         1.46%         0.00%
     NOW and money
          market accounts     41,914        16.65        37,272       13.92        39,203        13.86          2.38
     Passbook and
          statement
          savings             30,967        12.30        26,811       10.02        27,412         9.70          2.74
                           ---------       ------     ---------      ------       -------       ------          ----

          Total               76,534        30.40        67,565       25.24        70,718        25.02          2.38
                           ---------       ------     ---------      ------       -------       ------          ----

Certificate accounts:
     1-3 months                7,353         2.92         5,866        2.19         8,204         2.90          4.57
     91 days                     506         0.20           421        0.16           518          .18          4.40
     182 day                  27,361        10.87        20,565        7.68        15,904         5.63          4.91
     9 months                    -            -          14,593        5.45        17,173         6.07          5.31
     12 months                50,919        20.23        59,925       22.38        53,577        18.96          5.10
     12 month IRA             15,343         6.09        15,574        5.82        16,473         5.83          5.30
     18 month                  4,459         1.77         3,931        1.47         3,136         1.11          5.19
     24 month                 11,150         4.43        19,946        7.45        46,770        16.55          5.84
     30 month                 18,816         7.47        15,225        5.69        10,628         3.76          5.53
     60 month                 39,311        15.62        44,092       16.47        39,563        13.99          5.98
                             -------       ------       -------      ------       -------       ------         -----

          Total              175,218        69.60       200,138       74.76       211,946        74.98          5.45
                             -------       ------       -------      ------       -------       ------         -----

          Total deposits   $ 251,752       100.00%    $ 267,703      100.00%      282,664       100.00%         4.67%
                           =========       ======     =========      ======       =======       ======          ====

The following table presents the deposit activity of the Savings Bank for the years indicated.

                                                   Year Ended December 31,
                                              ----------------------------------
                                                1994         1995         1996
                                              --------     --------     --------
                                                        (In thousands)

Deposits ................................     $434,805      472,591      542,019
Withdrawals .............................      430,664      465,235      536,051
                                              --------     --------     --------

Deposits in excess of withdrawals .......        4,141        7,356        5,968

Interest credited on deposits ...........        6,610        8,596        8,993
                                              --------     --------     --------

Total increase in deposits ..............     $ 10,751       15,952       14,961
                                              ========     ========     ========

The following table presents the amount of time deposit accounts in amounts of $100,000 or more at December 31, 1996 maturing as follows (in thousands):


Maturity Period
---------------
One month through three months                             $ 1,907
Over three through six months                                1,172
Over six through 12 months                                   2,749
Over 12 months                                               3,148
                                                           -------

     Total                                                 $ 8,976
                                                           =======

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1994, 1995, and 1996 and the periods to maturity of the certificate accounts outstanding at December 31, 1996.

                                                                                 Period to Maturity from December 31, 1996
                                           At December 31,               -----------------------------------------------------------
                                 ----------------------------------      Within        1 to        2 to        3 to
                                   1994         1995         1996        1 Year       2 Years     3 Years      4 Years       Total
                                 --------     --------     --------     --------     --------     --------     --------     --------
                                                                           (In thousands)
3.01% to 4.00%                   $ 29,044         --           --           --           --           --           --           --
4.01% to 5.00%                     79,213       30,297       49,542       49,542         --           --           --         49,542
5.01% to 6.00%                     47,077      108,867      137,394       72,815       55,514        9,065         --        137,394
6.01% to 8.00%                     19,884       60,974       25,010       13,221         --           --         11,789       25,010
8.01% to 9.00%                       --           --           --           --           --           --           --           --
                                 --------     --------     --------     --------     --------     --------     --------     --------

                                 $175,218      200,138      211,946      135,578       55,514        9,065       11,789      211,946
                                 ========     ========     ========     ========     ========     ========     ========     ========

Borrowings

The Savings Bank is authorized to obtain advances from the FHLB of Atlanta which generally would be collateralized by a blanket lien against the Savings Bank's mortgage portfolio. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Atlanta will advance to member institutions, including the Savings Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Atlanta.

From time to time, the Savings Bank enters into agreements with nationally recognized primary securities dealers under which the Savings Bank sells securities subject to repurchase agreements. Such agreements are accounted for as borrowings by the Savings Bank and are secured by the securities sold. At December 31, 1996, the Savings Bank had $8.0 million of such borrowings outstanding.

The following table sets forth certain information relating to the Savings Bank's borrowings at the dates indicated.

                                                            At or For the Year Ended
                                                               Ended December 31,
                                                      ----------------------------------
                                                         1994          1995        1996
                                                      ----------    ----------    ------
                                                              (Dollars in thousands)
FHLB advances:
     Average balance outstanding ..................   $      150    $      150    $  150
                                                      ==========    ==========    ======
     Maximum amount outstanding at any month end
          during the year .........................   $      150    $      150    $  150
                                                      ==========    ==========    ======
     Balance outstanding at end of year ...........   $      150    $      150    $  150
                                                      ==========    ==========    ======
     Weighted average interest rate during the year         7.17%         7.17%     7.17%
                                                      ==========    ==========    ======
     Weighted average interest rate at end of year          7.17%         7.17%     7.17%
                                                      ==========    ==========    ======

Securities sold under agreements to repurchase
     Average balance outstanding ..................   $      107    $      470    $  849
                                                      ==========    ==========    ======
     Maximum amount outstanding at any month end
          during the year .........................   $    3,000    $    2,031    $8,048
                                                      ==========    ==========    ======
     Balance outstanding at end of year ...........   $    3,000    $     --      $8,048
                                                      ==========    ==========    ======
     Weighted average interest rate during the year         6.50%         6.20%     5.65%
                                                      ==========    ==========    ======
     Weighted average interest rate at end of year          6.50%         --        5.63
                                                      ==========    ==========    ======

                                                            At or For the Year Ended
                                                               Ended December 31,
                                                      ----------------------------------
                                                         1994          1995        1996
                                                      ----------    ----------    ------
                                                              (Dollars in thousands)
Total borrowings:
     Average balance outstanding ..................   $      257    $      620    $  999
                                                      ==========    ==========    ======
     Maximum amount outstanding at any month end
          during the year .........................   $    3,150    $    2,181    $8,198
                                                      ==========    ==========    ======
     Balance outstanding at end of year ...........   $    3,150    $      150    $8,198
                                                      ==========    ==========    ======
     Weighted average interest rate during the year         6.53%         6.44%     5.68%
                                                      ==========    ==========    ======
     Weighted average interest rate at end of year          6.53%         7.17%     5.66%
                                                      ==========    ==========    ======

Subsidiary Activities

The Savings Bank has one wholly-owned subsidiary, Lake County Service Corporation. Lake County Service Corporation was formed to develop a 100-lot subdivision and is now substantially inactive, having sold all but one lot. Lake County Service Corporation also owns an 8.4 acre commercial parcel and a one acre lot adjoining the Savings Bank's main office.

Personnel

As of December 31, 1996, the Savings Bank had 104 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit, and the Savings Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Savings Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

The Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's safety and soundness and compliance with various regulatory requirements. Regulation and supervision establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company and the Savings Bank and their operations. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Savings Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Savings Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by risk-weight factors of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for loan and lease losses with the latter limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Savings Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Savings Bank will not be subject to the interest rate risk component.

The following table presents the Savings Bank's capital position at December 31, 1996 relative to fully phased-in regulatory requirements.

                                                                        Capital Ratios
                                                      Excess         ---------------------
                             Actual      Required  (Deficiency)       Actual      Required
                            Capital      Capital      Amount         Percent       Percent
                            -------      -------      ------         -------       -------
                                               (Dollars in thousands)
Tangible                    $41,651        5,198       36,453         12.02%       1.50%
Core (leverage)              41,651       10,395       31,256         12.02        3.00
Risk-based:
     Tier I (core)           41,651        6,338       35,313         26.29        4.00
     Total                   42,714       12,676       30,038         26.96        8.00

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. Deposits of the Savings Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest, due in part to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

Once the BIF achieved the 1.25% ratio, the FDIC adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000, but retained the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. Thus, SAIF members, such as the Savings Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Savings Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Savings Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Savings Bank amounted to $1.7 million on a pre-tax basis and $1.0 million on an after-tax basis.

The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

As a result of the Funds Act, the FDIC lowered SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

The Savings Bank's assessment rate for fiscal 1996 was 23 basis points and the premium paid for 1996, excluding the SAIF special assessment, was $624,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Savings Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Savings Bank's limit on loans to one borrower was $6.4 million. At December 31, 1996, the Savings Bank's largest aggregate outstanding balance of loans to one borrower was $1.8 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Savings Bank maintained 93.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on the institutions' capital levels. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Savings Bank was a Tier 1 Bank.

Liquidity. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity and short-term liquidity ratios for December 31, 1996 were 13.5% and 4.3% respectively, which exceeded the applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Savings Bank's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the fiscal years ended December 31, 1996 and 1995 totalled $83,000 and $79,000, respectively.

Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Transactions with Related Parties. The Savings Bank's authority to engage in transactions with related parties or "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not to involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to insiders based, in part, on the Savings Bank's capital position and requires certain board approval procedures to be followed.

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1996, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Savings Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company. The Savings Bank was last audited by the IRS for the year ended December 31, 1989. For its 1996 taxable year, the Savings Bank is subject to a maximum federal income tax rate of 34%.

Bad Debt Reserves. For fiscal years beginning prior to January 1, 1996, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 2, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. For fiscal years beginning after December 31, 1995, thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Savings Bank's income to 31.3%, exclusive of any minimum or environmental tax, as compared to the maximum corporate federal income tax rate of 34%.

A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any adjustment required to be taken into income with respect to such change in method of accounting generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after December 31, 1995, subject to the residential loan requirement. At December 31, 1996, the Savings Bank had approximately $900,000 of deferred tax liabilities recorded for the recapture of its bad debt reserves.

Under the residential loan requirement provision, the recapture of the applicable excess reserves required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Savings Bank's current taxable year, in which the Savings Bank originates in that year a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding its current taxable year. Also for its current and future taxable years, the Savings Bank is permitted to make additions to its tax bad debt reserves. In addition, the Savings Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987.

Distributions. Under the 1996 Act, if the Savings Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Savings Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Savings Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Savings Bank's income. Non-dividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Savings Bank's current or accumulated earnings and profits will not be so included in the Savings Bank's income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Savings Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

SAIF Recapitalization Assessment. The Funds Act levied a 65.7 cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment of $1.7 million before taxes was recorded by the Savings Bank as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. For fiscal years beginning prior to January 1, 1996, the excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. The adjustment to AMTI based on book income is an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years through 1995, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Savings Bank does not expect to be subject to the AMT.

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company and the Savings Bank own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

Florida Taxation. The Savings Bank files Florida franchise tax returns. For Florida franchise tax purposes, savings institutions are presently taxed at a rate equal to 5.5% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on State and municipal obligations). The Savings Bank is not currently under audit with respect to its Florida franchise tax returns.

                         IMPACT OF NEW ACCOUNTING ISSUES

The FASB has issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"). The statement provides accounting and reporting standards for transfers and servicing of financial assets as well as extinguishments of liabilities. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets as well as extinguishments of liabilities occurring in 1997. Management does not anticipate SFAS 125 will have a material impact on the Company.

ITEM 2.        PROPERTIES

The Savings Bank conducts its business through its main office and 8 branch offices. The following table sets forth certain information regarding the Savings Bank's office properties:

                                                                                                        Book Value
                                                                                                       of Land and
                                                                         Date                          Buildings at
Location                                                               Acquired                      December 31, 1996
--------                                                               --------                      -----------------
                                                                                                  (Dollars in thousands)
Main Office
800 North Boulevard, West
Leesburg, Florida  34749-0420                                               1961                         $  395

Wildwood
837 South Main Street
Wildwood, Florida  34785-0006                                               1967                            245

Main Street
1409 West Main Street
Leesburg, Florida  34749-0330                                               1972                            183

Clermont
481 East Highway 50
Clermont, Florida  34712-0730                                               1982                            608

Eustis
2901 South Bay Street
Eustis, Florida  32727-1270                                                 1979                            385

Fruitland Park
410 Palm Street
Fruitland Park, Florida  34731                                              1983                            340

Lady Lake
431 US Highway 441/27
Lady Lake, Florida  32158                                                   1995                          1,340

Lake Square
10105 US Highway 441
Leesburg, Florida  34788                                                    1995                            524

South Leesburg (1)
27405 US Highway 27, Suite 123
Leesburg, Florida  34748                                                    1996                             27

South Leesburg (2)
US Highway 27
Leesburg, Florida  34748                                                    1996                            375

(1) Leased branch office opened February, 1997.
(2) Parcel of land purchased by the Savings Bank for a future branch office location.

     The Savings Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 1996, such equipment had a net book value of $326,735.

ITEM 3.        LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1996, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER  MATTERS

The   above-captioned   information  appears  under  "Common  Stock  Prices  and
Dividends" in the Registrant's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated Financial Data" on page 6 of the Registrant's 1996 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 7 through 17 and is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of FFLC Bancorp, Inc. and Subsidiary, together with the report thereon by Hacker, Johnson, Cohen & Grieb appear in the Registrant's 1996 Annual Report to Stockholders on pages 18 through 47 and are incorporated herein by reference.

ITEM 9.        CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

There  have  been no  disagreements  with the  Registrant's  accountants  on any
matters  of   accounting   principles   or  practices  or  financial   statement
disclosures.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information related to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1997 at pages 4 through 7.

ITEM 11.       EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1997 at pages 13 through 16.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1997 at pages 5 through 7.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to page 16 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1997.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.

(a)       The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 1996 Annual Report to Stockholders.

                                                                         Page
                                                                         ----

     Independent Auditor's Report                                          47

     Consolidated Balance Sheets as of December 31, 1996 and 1995          18

     Consolidated Statements of Income for the Years Ended
          December 31, 1996, 1995 and 1994                                 19

     Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1996, 1995 and 1994                  20-22

     Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1996, 1995 and 1994                        23-24

     Notes to Consolidated Financial Statements for the Years
          Ended December 31, 1996, 1995, and 1994                       25-46

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

          (a)  The following exhibits are filed as part of this report.

                3.1      Certificate of Incorporation of FFLC Bancorp, Inc.*
                3.2      Bylaws of FFLC Bancorp, Inc.*
                4.0      Stock Certificate of FFLC Bancorp, Inc.*
               10.1      First Federal Savings Bank of Lake County Recognition and Retention Plan**
               10.2      First Federal Savings Bank of Lake County Recognition and Retention Plan
                         for Outside Directors**
               10.3      FFLC Bancorp, Inc. Incentive Stock Option Plans for Officers and Employees**
               10.4      FFLC Bancorp, Inc. Stock Option Plan for Outside Directors**
               13.0      Annual Report to Stockholders (filed herewith)
               99        Proxy Statement for Annual Meeting (filed herewith)

     * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on September 27, 1993, Registration No. 33-69466.

     ** Incorporated herein by reference into this document from the Proxy Statement for the Annual Meeting of Stockholders filed pursuant to Regulation 14A within 120 days of the Registrant's fiscal year end.

          (b)  Reports on Form 8-K.
               No reports on Form 8-K were filed by the Company during the fourth quarter.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FFLC BANCORP, INC.


                                       By: /s/ Stephen T. Kurtz
                                           ---------------------
                                       Stephen T. Kurtz
                                       Chief Executive Officer and President

                                       Dated:


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                                     Title                                    Date
----                                                     -----                                    ----
/s/ James R. Gregg                                Chairman of the Board                       March 20, 1997
------------------
James R. Gregg

/s/ Joseph J. Junod                               Vice Chairman of the Board                  March 20, 1997
-------------------
Joseph J. Junod

/s/ James P. Logan                                Director                                    March 20, 1997
------------------
James P. Logan

/s/ Ted R. Ostrander, Jr.                         Director                                    March 20, 1997
-------------------------
Ted R. Ostrander

/s/ Claron D. Wagner                              Director                                    March 20, 1997
--------------------
Claron D. Wagner

/s/ Stephen T. Kurtz                              Chief Executive Officer,
Stephen T. Kurtz                                  President and Director                      March 20, 1997

/s/ Paul K. Mueller                               Executive Vice President, Chief
Paul K. Mueller                                   Operating Officer and Treasurer
                                                  and Director                                March 20, 1997