Form 10-Q
period 1997-03-31
FFLC BANCORP INC
filed 1997-05-05
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                      to


                         Commission file number 0-22608


                               FFLC BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                            59-3204891
--------------------------------------------------------------------------------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)


800 North Boulevard West, Post Office Box 490420,
          Leesburg, Florida                                 34749-0420
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   2,338,262 shares outstanding
Common stock, par value $.01 per share                 at April 23, 1997
--------------------------------------             -----------------------------

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets -
       at March 31, 1997 (unaudited) and at December 31, 1996...................

     Condensed Consolidated Statements of Income -
       Three months ended March 31, 1997 and 1996 (unaudited)...................

     Condensed Consolidated Statement of Stockholders' Equity -
       Three months ended March 31, 1997 (unaudited)............................

     Condensed Consolidated Statements of Cash Flows -
       Three months ended March 31, 1997 and 1996 (unaudited)...................

     Notes to Condensed Consolidated Financial Statements (unaudited)...........

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..................................................

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings...................................................

   Item 2.  Changes in Securities...............................................

   Item 3.  Default upon Senior Securities......................................

   Item 4.  Submission of Matters to a Vote of Security Holders.................

   Item 5.  Other Information...................................................

   Item 6.  Exhibits and Reports on Form 8-K....................................

SIGNATURES......................................................................

                                               FFLC BANCORP, INC.

                                          Part I. FINANCIAL INFORMATION

                                          Item 1. Financial Statements

                                      Condensed Consolidated Balance Sheets
                                                ($ in thousands)

                                                                                       At              At
                                                                                    March 31,      December 31,
                                                                                    ---------      ------------
                                                                                      1997            1996
                                                                                    ---------       ---------
            Assets                                                                 (unaudited)
Cash and due from banks ......................................................      $   5,813           6,080
Interest-bearing deposits ....................................................          4,210           4,077
                                                                                    ---------       ---------

            Cash and cash equivalents ........................................         10,023          10,157
                                                                                    ---------       ---------

Investment securities held to maturity, at cost
    (market value of $3,198 in 1997 and $3,271 in 1996) ......................          3,166           3,239
Investment securities available for sale, at market ..........................         31,342          29,593
Mortgage-backed and related securities held to maturity, at cost (market value
    of $42,924 in 1997 and $47,396 in 1996) ..................................         42,509          46,892
Mortgage-backed and related securities available for sale, at market .........         16,895          18,844
Loans receivable, net of allowance for loan losses of $1,123 in 1997
    and $1,063 in 1996 .......................................................        243,990         227,948
Accrued interest receivable:
    Investment securities ....................................................            616             577
    Mortgage-backed securities ...............................................            232             243
    Loans receivable .........................................................          1,309           1,199
Premises and equipment, net ..................................................          5,263           5,144
Foreclosed real estate .......................................................            439             361
Real estate held for development .............................................            122             122
Restricted securities - Federal Home Loan Bank stock, at cost ................          2,304           1,939
Other assets .................................................................            328             184
                                                                                    ---------       ---------
            Total ............................................................      $ 358,538         346,442
                                                                                    =========       =========

            Liabilities and Stockholders' Equity

Liabilities:
    NOW and money market accounts ............................................         47,062          43,306
    Passbook and statement savings accounts ..................................         25,809          27,412
    Certificates .............................................................        218,546         211,946
                                                                                    ---------       ---------

            Total deposits ...................................................        291,417         282,664

                                               FFLC BANCORP, INC.

                                          Part I. FINANCIAL INFORMATION

                                          Item 1. Financial Statements

                                      Condensed Consolidated Balance Sheets
                                                ($ in thousands)
                                                  (continued)

                                                                                       At              At
                                                                                    March 31,      December 31,
                                                                                    ---------      ------------
                                                                                      1997            1996
                                                                                    ---------       ---------
            Assets                                                                 (unaudited)
                                                                                    ---------       ---------

Advances from Federal Home Loan Bank .........................................           --               150
Securities sold under agreements to repurchase ...............................         11,952           8,048
Deferred income taxes ........................................................            840             930
Accrued expenses and other liabilities .......................................          2,437           1,024
                                                                                    ---------       ---------

            Total liabilities ................................................        306,646         292,816
                                                                                    ---------       ---------

Stockholders' equity:
    Preferred stock ..........................................................           --              --
    Common stock .............................................................             28              28
    Additional paid-in-capital ...............................................         27,630          27,386
    Retained income ..........................................................         34,660          33,962
    Unrealized loss on securities available for sale, net of tax
        of $192 in 1997 and $116 in 1996 .....................................           (320)           (193)
    Treasury stock, at cost ..................................................         (8,922)         (6,295)
    Stock held by Incentive Plan Trusts ......................................         (1,184)         (1,262)
                                                                                    ---------       ---------

            Total stockholders' equity .......................................         51,892          53,626
                                                                                    ---------       ---------

            Total ............................................................      $ 358,538         346,442
                                                                                    =========       =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

                   Condensed Consolidated Statements of Income
                   ($ in thousands, except per share amounts)

                                                           Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1997             1996
                                                      ----------      ----------
                                                     (unaudited)
Interest income:
    Loans receivable ...........................      $    4,839           3,941
    Mortgage-backed securities .................           1,008           1,418
    Investment securities and time deposits ....             636             587
                                                      ----------      ----------

            Total interest income ..............           6,483           5,946
                                                      ----------      ----------

Interest expense:
    Deposits ...................................           3,310           3,213
    Borrowed funds .............................             129               2
                                                      ----------      ----------

            Total interest expense .............           3,439           3,215
                                                      ----------      ----------

Net interest income ............................           3,044           2,731

Provision for loan losses ......................              68              14
                                                      ----------      ----------

            Net interest income after provision
                for loan losses ................           2,976           2,717
                                                      ----------      ----------

Noninterest income:
    Deposit account fees .......................             119             111
    Other service charges and fees .............              71              63
    Other ......................................               8               8
                                                      ----------      ----------

            Total noninterest income ...........             198             182
                                                      ----------      ----------

                               FFLC BANCORP, INC.

                   Condensed Consolidated Statements of Income
                   ($ in thousands, except per share amounts)
                                  (continued)

                                                           Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1997             1996
                                                      ----------      ----------
                                                     (unaudited)
Noninterest expense:
    Salaries and employee benefits .............             982             883
    Occupancy expense ..........................             219             195
    Deposit insurance premiums .................              36             152
    Advertising and promotion ..................              34              21
    Data processing expense ....................             113              94
    Professional services ......................              60              59
    Other ......................................             187             159
                                                      ----------      ----------

            Total noninterest expense ..........           1,631           1,563
                                                      ----------      ----------

Income before income taxes .....................           1,543           1,336

Income taxes ...................................             570             525
                                                      ----------      ----------

Net income .....................................      $      973             811
                                                      ==========      ==========

Net income per share of common stock ...........      $      .40             .31
                                                      ==========      ==========

Dividends per share of common stock ............      $      .12             .08
                                                      ==========      ==========

Weighted average number of shares outstanding ..       2,403,450       2,576,035
                                                      ==========      ==========




See accompanying Notes to Condensed Consolidated Financial Statements.

                                                         FFLC BANCORP, INC.

                                      Condensed Consolidated Statement of Stockholders' Equity

                                                  Three Months Ended March 31, 1997
                                             ($ in thousands, except per share amounts)


                                                                             Unrealized                   Stock
                                                                              Loss on                     Held by
                                                 Additional                  Securities                  Incentive        Total
                                       Common      Paid-In       Retained    Available      Treasury       Plan       Stockholders'
                                       Stock       Capital        Income      For Sale        Stock       Trusts          Equity
                                       -----       -------        ------      --------        -----       ------          ------
Balance at December 31, 1996 ...      $   28        27,386        33,962       (193)         (6,295)      (1,262)        53,626


Net proceeds from the issuance
     of 13,740 shares of common
     stock (unaudited) .........          --           137            --         --              --           --            137

Net income (unaudited) .........          --            --           973         --              --           --            973

Dividends paid, net of $16 of
     dividends on ESOP shares
     recorded as compensation
     expense (unaudited) .......          --            --          (275)        --              --           --           (275)

Purchase of treasury stock,
     109,615 shares (unaudited).          --            --            --         --          (2,627)          --         (2,627)

Shares committed to
     participants in
     incentive plans
     (unaudited) ...............          --           107           --          --              --           78            185

Change in unrealized
     loss on securities
     available for sale,
     net of income
     taxes of $76
     (unaudited) ...............          --            --           --        (127)             --           --           (127)
                                      -------       -------      ------       -----         -------       ------         ------

Balance at March 31, 1997
     (unaudited) ..............       $    28        27,630      34,660        (320)         (8,922)      (1,184)        51,892
                                      =======       =======     =======       =====         =======       ======         ======




See accompanying Notes to Condensed Consolidated Financial Statements.

                                          FFLC BANCORP, INC.

                            Condensed Consolidated Statements of Cash Flows
                                           ($ in thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   ------------------
                                                                                   1997          1996
                                                                                   ----          ----
                                                                               (unaudited)
Cash flows from operating activities:
    Net income ..........................................................      $    973            811
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses ...................................            68             14
            Depreciation ................................................            93             81
            (Credit) provision for deferred income taxes ................           (14)            43
            Shares committed and dividends to incentive plan participants           201            245
            Amortization of premiums or discounts
                on investment and mortgage-backed securities ............           (15)           (38)
            Accretion of deferred loan fees and unearned income .........             2             (6)
            Deferral of net loan fees collected, net of costs deferred ..            48             35
            Loss on sale of foreclosed real estate ......................          --                2
            (Increase) decrease in accrued interest receivable ..........          (138)            68
            Increase in other assets ....................................          (144)          (104)
            Increase in accrued expenses and other liabilities ..........         1,413            649
                                                                               --------       --------

                    Net cash provided by operating activities ...........         2,487          1,800
                                                                               --------       --------

Cash flows from investing activities:
    Proceeds from maturities of investment securities held to maturity ..            72             56
    Proceeds from maturities of investment securities available for sale          3,304          2,853
    Purchase of investment securities available for sale ................        (5,136)        (5,789)
    Principal repayments on mortgage-backed securities
        held to maturity ................................................         4,392          8,129
    Purchase of mortgage-backed securities available for sale ...........          --             (731)
    Principal repayments on mortgage-backed securities
        available for sale ..............................................         1,836          1,092
    Loan disbursements ..................................................       (26,306)       (18,861)
    Principal repayments on loans .......................................        10,066         11,035
    Purchase of premises and equipment, net .............................          (212)          (401)
    Purchase of Federal Home Loan Bank stock ............................          (365)           (11)
    Proceeds from sales of foreclosed real estate .......................             2             13
                                                                               --------       --------

                    Net cash used in investing activities ...............       (12,347)        (2,615)
                                                                               --------       --------


                                       FFLC BANCORP, INC.

                   Condensed Consolidated Statements of Cash Flows, Continued
                                        ($ in thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                        -----------------------
                                                                           1997           1996
                                                                        --------       --------
                                                                       (unaudited)
Cash flows from financing activities:
    Net increase in noninterest-bearing demand, savings, NOW
        and money market accounts ................................         2,153          1,083
    Net increase in certificate accounts .........................         6,600          2,242
    Repayment of advances from Federal Home Loan Bank ............          (150)          --
    Net increase in securities sold under agreements to repurchase         3,904           --
    Stock options exercised ......................................           137             10
    Purchase of treasury stock ...................................        (2,627)          --
    Cash dividends paid ..........................................          (291)          (212)
                                                                        --------       --------

                Net cash provided by financing activities ........         9,726          3,123
                                                                        --------       --------

Net (decrease) increase in cash and cash equivalents .............          (134)         2,308

Cash and cash equivalents at beginning of period .................        10,157         13,929
                                                                        --------       --------

Cash and cash equivalents at end of period .......................      $ 10,023         16,237
                                                                        ========       ========

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
        Interest .................................................      $  3,370          3,145
                                                                        ========       ========

        Income taxes .............................................      $   --              125
                                                                        ========       ========

    Noncash investing and financing activities:

        Increase in equity valuation allowance for
            market value of investment and mortgage-backed
            securities available for sale ........................      $    127            118
                                                                        ========       ========

        Transfer from loans to foreclosed real estate ............      $     80           --
                                                                        ========       ========

        Loans funded by and sold to correspondent ................      $    187          1,218
                                                                        ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of  Presentation.
     In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 1997 and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations and other data for the three-month period ended March 31, 1997, are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

     The condensed consolidated financial statements include the accounts of FFLC Bancorp, Inc. (the "Holding Company") and its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Savings Bank") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Loan Impairment and Loan Losses.
     The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118. No impaired loans were identified by the Company during the three months ended March 31, 1997 or 1996.

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                      1997                 1996
                                                    -------             -------
Balance at January 1 ...................            $ 1,063                 977
Provision for loan losses ..............                 68                  14
Loans charged-off ......................                 (8)                 (3)
                                                    -------             -------

Balance at March 31 ....................            $ 1,123                 988
                                                    =======             =======

3.  Impact of New Accounting  Issues.
     In June, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). That Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. That Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets as well as extinguishments of liabilities occurring in 1997. The adoption of SFAS No. 125 had no significant effect on the Company's financial position at March 31, 1997 or result of operations for the three months then ended.

                               FFLC BANCORP, INC.

4.  Per Share Amounts.
     Income per share of common stock has been determined by dividing net income for the period by the weighted average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted income per share calculations. Common stock equivalents are computed using the treasury stock method. The following table presents the calculation of income per share:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                              ---------------------------
                                                                                  1997             1996
                                                                              ----------       ----------
Weighted average shares of common stock issued and
   outstanding before adjustments for ESOP, RRP and
   common stock options ................................................       2,413,260        2,639,284
Adjustment to reflect the effect of unallocated ESOP and
   RRP shares ..........................................................        (125,614)        (160,909)
                                                                              ----------       ----------
Weighted average shares outstanding before adjustments
   for common stock options ............................................       2,287,646        2,478,375
Shares assumed outstanding to reflect the dilutive effect
   of common stock options .............................................         115,804           97,660
                                                                              ----------       ----------

Weighted average shares, including common stock equivalent
   for primary income per share ........................................       2,403,450        2,576,035
                                                                              ==========       ==========

Primary income per share ...............................................      $      .40              .31
                                                                              ==========       ==========

Total weighted average common shares and equivalents
   outstanding for primary income per share computation ................       2,403,450        2,576,035

Additional  dilutive shares using the higher of the end of period market value  versus  average  market  value for the  period  utilizing  the treasury
   stock method regarding stock options ................................           5,039             --
                                                                              ----------       ----------

Weighted average common shares and equivalents outstanding for
   fully diluted income per share ......................................       2,408,489        2,576,035
                                                                              ==========       ==========

Fully diluted income per share .........................................      $      .40              .31
                                                                              ==========       ==========

                               FFLC BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

General
    FFLC Bancorp, Inc. (the "Holding Company") was formed as the holding company for First Federal Savings Bank of Lake County (the "Savings Bank") (together the "Company") in connection with the Savings Bank's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings bank on January 4, 1994. The Company's consolidated results of operations are primarily those of the Savings Bank.

    The Savings Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with principal repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family owner-occupied homes, mortgage-backed securities and, to a lesser extent, construction loans, consumer and other loans, and multi-family residential mortgage loans. In the first quarter of 1997, the Bank established a commercial lending department staffed with three lenders experienced with commercial lending in the Bank's local community. The focus of the commercial lending department will be to originate commercial real estate loans and commercial business loans, to include equipment, accounts receivable and inventory loans. In addition, the Savings Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Savings Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

    The Savings Bank has 9 full-service locations in Lake and Sumter Counties, Florida.

    The Savings Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned primarily on its loans and investment and mortgage-backed securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Savings Bank's operating results are also affected, to a lesser extent, by fee income and by gains or losses on the sale of loans, investment and mortgage-backed securities available for sale and foreclosed real estate. The Savings Bank's operating expenses consist primarily of employee compensation, occupancy expenses, deposit insurance premiums and other general and administrative expenses. The Savings Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

                               FFLC BANCORP, INC.

Liquidity and Capital Resources
    The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At March 31, 1997, cash, amounts due from depository institutions and interest-bearing deposits, totaled $10.0 million.

    The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposits and borrowed funds payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity and short-term liquidity ratios for March 31, 1997 were 13.2% and 3.4%, respectively, which exceeded the requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

    The Savings Bank's primary sources of funds include proceeds from payments and prepayments on loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposits. While maturities and scheduled amortization of loans, mortgage-backed and investment securities are predictable sources of funds, deposit inflows and mortgage and mortgage-backed securities prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

    At March 31, 1997, the Savings Bank had outstanding commitments to originate $7.4 million of loans and to fund the undisbursed portion of loans in process of approximately $9.0 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At March 31, 1997, certificates of deposit which were scheduled to mature in one year or less totaled $138.3 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

    The Savings Bank is subject to various regulatory capital requirement administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to

                               FFLC BANCORP, INC.

    risk-weighted assets (as defined). Management believes, as of March 31, 1997, that the Savings Bank meets all capital adequacy requirements to which it is subject.

    As of March 31, 1997, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                               FFLC BANCORP, INC.

    The Savings Bank's actual capital amounts and ratios at March 31, 1997 are also presented in the table.

                                                                                                      To Be Well
                                                                           Minimum                    Capitalized
                                                                          For Capital                 For Prompt
                                                                           Adequacy                Corrective Action
                                                      Actual               Purposes                    Provisions
                                           Ratio      Amount           Ratio      Amount           Ratio      Amount
                                           -----      ------           -----      ------           -----      ------
                                                                    (Dollars in thousands)
         Stockholders' equity,
             and ratio to total
             assets                        11.4%    $  40,894
         Less: investment in
             nonincludable
             subsidiary                                 (202)
         Add back: unrealized loss on
             available-for-sale
             securities                                   232

         Tangible capital,
             and ratio to adjusted
             total assets                  11.4%    $  40,924            1.5%    $  5,380
                                                      =======                      ======

         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                        11.4%    $  40,924            3.0%    $ 10,760            5.0%    $ 17,933
                                                      =======                      ======                      ======

         Tier 1 capital, and ratio
             to risk-weighted assets       24.6%       40,924            4.0%    $  6,662            6.0%    $  9,994
                                                                                   ======                      ======

         Tier 2 capital (allowance for
             loan losses)                               1,123
                                                      -------
         Total risk-based capital,
             and ratio to risk-
             weighted assets               25.2%    $  42,047            8.0%    $ 13,325           10.0%    $ 16,656
                                                      =======                      ======                      ======

         Total assets                               $ 358,627
                                                      =======

         Adjusted total assets                      $ 358,657
                                                      =======

         Risk-weighted assets                       $ 166,559
                                                      =======

                               FFLC BANCORP, INC.

    During the three months ended March 31, 1997, the Savings Bank declared and paid a cash dividend of $1.8 million to the Holding Company.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                           Three Months                Three Months
                                                              Ended      Year Ended       Ended
                                                             March 31,   December 31,    March 31,
                                                              1997          1996          1996
                                                              ----          ----          ----
     Average equity as a percentage
        of average assets ........................           15.02%        16.62%        17.03%

     Total equity to total assets at end of period           14.47%        15.48%        16.97%

     Return on average assets ....................            1.10%          .65%          .99%

     Return on average equity ....................            7.35%         3.94%         5.82%

     Noninterest expense to average assets .......            1.85%         2.49%         1.91%

     Nonperforming assets to total assets
        at end of period .........................             .27%          .30%          .08%

     Operating efficiency ratio ..................           50.31%        68.77%        53.66%

                                                               At            At            At
                                                            March 31,    December 31,   March 31,
                                                              1997         1996           1996
                                                              ----          ----          ----
Weighted average interest rates:
     Interest-earning assets:
        Loans receivable .........................            8.19%         8.20%         8.24%
        Mortgage-backed securities ...............            6.48%         6.45%         6.30%
        Investment securities and other interest-
          earning assets .........................            6.15%         6.19%         5.84%
             Total interest-earning assets .......            7.65%         7.62%         7.40%
     Interest-bearing liabilities:
        Deposits .................................            4.74%         4.72%         4.76%
        Borrowed funds ...........................            5.66%         7.17%         7.17%
             Total interest-bearing liabilities ..            4.77%         4.74%         4.76%
     Interest-rate spread ........................            2.88%         2.87%         2.64%

Change in Financial Condition
   Total assets increased $12.1 million or 3.5%, from $346.4 million at December 31, 1996 to $358.5 million at March 31, 1997, primarily as a result of an increase in loans receivable of $16.0 million, partially offset by decrease in mortgage-backed securities of $6.3 million. Customer deposits increased $8.7 million from $282.7 million at December 31, 1996 to $291.4 million at March 31, 1997. The $1.7 million net decrease in stockholders' equity during the three months ended March 31, 1997 resulted from the repurchases of shares

                               FFLC BANCORP, INC.

   of the Company's stock of $2.6 million, dividends paid of $275,000, and a $127,000 increase in unrealized loss on securities available for sale, net of tax effect, all of which was partially offset by net income of $973,000, credits to equity totaling $185,000 related to the stock incentive plans and proceeds of $137,000 from stock options exercised.

                               FFLC BANCORP, INC.

   The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

                                                                         Three Months Ended March 31,
                                                    ----------------------------------------------------------------
                                                               1997                             1996
                                                    -----------------------------     ------------------------------
                                                                          Average                            Average
                                                    Average                Yield/     Average                 Yield/
                                                    Balance    Interest    Cost       Balance    Interest      Cost
                                                    -------    --------    ----       -------    --------      ----
                                                                        (Dollars in thousands)

Interest-earning assets:
    Loans receivable (1)                           $ 233,581     4,839      8.29%    $ 186,327     3,941       8.46%
    Mortgage-backed securities                        63,178     1,008      6.38        90,518     1,418       6.27
    Investment securities and other
        interest-earning assets (2)                   41,688       636      6.10        39,420       587       5.96
                                                     -------     -----                 -------     -----
            Total interest-earning assets            338,447     6,483      7.66       316,265     5,946       7.52
                                                                 -----                             -----

Noninterest-earning assets                            14,259                            11,250
                                                     -------                           -------

            Total assets                           $ 352,706                         $ 327,515
                                                     =======                           =======

Interest-bearing liabilities:
    Deposits                                         285,352     3,310      4.64       268,346     3,213       4.79
    Borrowed funds                                     9,272       129      5.56           150         2       5.33
                                                    --------    ------                --------    ------
            Total interest-bearing liabilities       294,624     3,439      4.67       268,496     3,215       4.79
                                                                ------                            ------

Noninterest-bearing liabilities                        5,118                             3,236
Stockholders' equity                                  52,964                            55,783
                                                     -------                          --------
            Total liabilities and
              stockholders' equity                 $ 352,706                         $ 327,515
                                                     =======                           =======
Net interest income                                            $ 3,044                           $ 2,731
                                                                 =====                             =====
Interest rate spread (3)                                                   2.99%                              2.73%
                                                                           ====                               ====
Net average interest-earning assets,
    net margin (4)                                 $  43,823               3.60%     $  47,769                3.45%
                                                     =======               ====      =========                ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                1.15                              1.18
                                                        ====                              ====

(1)  Includes nonaccrual loans.
(2)  Includes interest-bearing deposits, and FHLB stock.
(3)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(4)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended March 31, 1997 and 1996


Results of Operations

General Operating Results. Net income for the three-month period ended March 31, 1997 was $973,000, or $.40 per share, compared to $811,000, or $.31 per share, for the 1996 period. The increase in net income resulted from an increase in net interest income of $313,000, partially offset by an increase in noninterest expense of $68,000 and an increase of $54,000 in the provision for loan losses.

Interest Income. Interest income increased $537,000, or 9.0% from $5.9 million for the three-month period ended March 31, 1996 to $6.5 million for the three-month period ended March 31, 1997. The increase was due to a $22.2 million increase in average interest-earning assets outstanding during the three-month period ended March 31, 1997, compared to the 1996 period, and a 14 basis point increase in the average yield on interest-earning assets from 7.52% for the three-month period ended March 31, 1996, to 7.66% for the three-month period ended March 31, 1997.

Interest Expense. Interest expense increased $224,000 or 7.0%, from $3.2 million for the three-month period ended March 31, 1996 to $3.4 million for the three-month period ended March 31, 1997. The increase was due to a $26.1 million increase in average interest-bearing liabilities of $26.1 million partially offset by a 13 basis point decrease in the weighted average rate paid on interest-bearing liabilities from 4.79% during the 1996 period to 4.67% during the 1997 period.

Noninterest Expense. Noninterest expense increased by $68,000, or 4.4% from the three-month period ended March 31, 1996 to the three-month period ended March 31, 1997. The increase was primarily due to increases in salaries and employee benefits of $99,000, other noninterest expenses of $28,000 and occupancy expense of $24,000 related to the overall growth of the Company. Those increases were partially offset by a $116,000 decrease in deposit insurance premiums of $116,000 due to a decrease in the assessment rate on deposits from 23.0 cents per $100 in 1996 to 6.48 cents per $100 in 1997.

Income Tax Provision. The income tax provision increased from $525,000 for the three-month period ended March 31, 1996 (an effective tax rate of 39.3%) to $570,000 (an effective tax rate of 36.9%) for the corresponding period in 1997.

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

    b. There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                               FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FFLC BANCORP, INC.
                                                (Registrant)






Date:       May 1, 1997                  By: /s/ Stephen T. Kurtz
                                             --------------------
                                                 Stephen T. Kurtz
                                                 President and Chief Executive
                                                 Officer





Date:       May 1, 1997                  By: /s/ Paul K. Mueller
                                             -------------------
                                                 Paul K. Mueller
                                                 Executive Vice President, Chief
                                                 Operating Officer and Treasurer