Form 10-Q
period 1997-06-30
FFLC BANCORP INC
filed 1997-08-11
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended June 30, 1997

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


       Common stock,                           2,310,955 shares outstanding
  par value $.01 per share                         at August 5, 1997

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets -
       at June 30, 1997 (unaudited) and at December 31, 1996....................

     Condensed Consolidated Statements of Income -
       Three and Six months ended June 30, 1997 and 1996 (unaudited)............

     Condensed Consolidated Statement of Stockholders' Equity -
       Six months ended June 30, 1997 (unaudited)...............................

     Condensed Consolidated Statements of Cash Flows -
       Six months ended June 30, 1997 and 1996 (unaudited)......................

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

   Item 5.  Other Information...................................................

   Item 6.  Exhibits and Reports on Form 8-K....................................

SIGNATURES......................................................................

                                                  FFLC BANCORP, INC.
                                         Part I. FINANCIAL INFORMATION
                                          Item 1. Financial Statements

                                     Condensed Consolidated Balance Sheets
                                                ($ in thousands)
                                                                                      At              At
                                                                                   June 30,       December 31,
                                                                                       1997          1996
                                                                                   ---------      ---------
            Assets                                                                (unaudited)
Cash and due from banks ......................................................     $   5,873          6,080
Interest-bearing deposits ....................................................        11,019          4,077
                                                                                   ---------      ---------

            Cash and cash equivalents ........................................        16,892         10,157

Investment securities held to maturity, at cost
    (market value of $3,160 in 1997 and $3,271 in 1996) ......................         3,127          3,239
Investment securities available for sale, at market ..........................        31,221         29,593
Mortgage-backed and related securities held to maturity, at cost (market value
    of $38,724 in 1997 and $47,396 in 1996) ..................................        38,302         46,892
Mortgage-backed and related securities available for sale, at market .........        14,632         18,844
Loans receivable, net of allowance for loan losses of $1,193 in 1997
    and $1,063 in 1996 .......................................................       272,439        227,948
Accrued interest receivable:
    Investment securities ....................................................           581            577
    Mortgage-backed securities ...............................................           217            243
    Loans receivable .........................................................         1,437          1,199
Premises and equipment, net ..................................................         5,291          5,144
Foreclosed real estate .......................................................           234            361
Real estate held for development .............................................           122            122
Restricted securities - Federal Home Loan Bank stock, at cost ................         2,304          1,939
Other assets .................................................................           298            184
                                                                                   ---------      ---------

            Total ............................................................     $ 387,097        346,442
                                                                                   =========        =======

            Liabilities and Stockholders' Equity

Liabilities:
    NOW and money market accounts ............................................        47,663         43,306
    Passbook and statement savings accounts ..................................        24,551         27,412
    Certificates .............................................................       229,641        211,946
                                                                                   ---------      ---------

            Total deposits ...................................................       301,855        282,664

Advances from Federal Home Loan Bank .........................................        20,000            150
Securities sold under agreements to repurchase ...............................        10,008          8,048
Deferred income taxes ........................................................           829            930
Accrued expenses and other liabilities .......................................         2,219          1,024
                                                                                   ---------      ---------

            Total liabilities ................................................       334,911        292,816
                                                                                   ---------      ---------

                                                  FFLC BANCORP, INC.
                                         Part I. FINANCIAL INFORMATION
                                          Item 1. Financial Statements

                                     Condensed Consolidated Balance Sheets
                                                ($ in thousands)
                                                                                      At              At
                                                                                   June 30,       December 31,
                                                                                       1997          1996
                                                                                   ---------      ---------
                                                                                   (unaudited)
Stockholders' equity:
    Preferred stock ..........................................................          --             --
    Common stock .............................................................            28             28
    Additional paid-in-capital ...............................................        27,800         27,386
    Retained income ..........................................................        35,295         33,962
    Unrealized loss on securities available for sale, net of tax
        of $114 in 1997 and $116 in 1996 .....................................          (189)          (193)
    Treasury stock, at cost ..................................................        (9,644)        (6,295)
    Stock held by Incentive Plan Trusts ......................................        (1,104)        (1,262)
                                                                                   ---------      ---------

            Total stockholders' equity .......................................        52,186         53,626
                                                                                   ---------      ---------

            Total ............................................................     $ 387,097        346,442
                                                                                   =========        =======



                    See accompanying Notes to Condensed Consolidated Financial Statements.

                                             FFLC BANCORP, INC.

                                 Condensed Consolidated Statements of Income
                                 ($ in thousands, except per share amounts)


                                                       Three Months Ended               Six Months Ended
                                                            June 30,                         June 30,
                                                    -------------------------     -------------------------
                                                         1997           1996           1997           1996
                                                    ----------     ----------     ----------     ----------
                                                             (unaudited)                   (unaudited)
Interest income:
    Loans receivable ..........................     $    5,332          4,039         10,171          7,980
    Mortgage-backed securities ................            912          1,289          1,920          2,707
    Investment securities and time deposits ...            636            611          1,272          1,198
                                                    ----------     ----------     ----------     ----------

            Total interest income .............          6,880          5,939         13,363         11,885
                                                    ----------     ----------     ----------     ----------

Interest expense:
    Deposits ..................................          3,511          3,165          6,821          6,378
    Borrowed funds ............................            230              3            359              5
                                                    ----------     ----------     ----------     ----------

            Total interest expense ............          3,741          3,168          7,180          6,383
                                                    ----------     ----------     ----------     ----------

Net interest income ...........................          3,139          2,771          6,183          5,502

Provision for loan losses .....................             70             15            138             29
                                                    ----------     ----------     ----------     ----------

            Net interest income after provision
                for loan losses ...............          3,069          2,756          6,045          5,473
                                                    ----------     ----------     ----------     ----------

Noninterest income:
    Deposit account fees ......................            106            116            225            227
    Other service charges and fees ............             92             66            163            129
    Other .....................................             18             13             26             21
                                                    ----------     ----------     ----------     ----------

            Total noninterest income ..........            216            195            414            377
                                                    ----------     ----------     ----------     ----------

                                             FFLC BANCORP, INC.

                                 Condensed Consolidated Statements of Income
                                 ($ in thousands, except per share amounts)


                                                       Three Months Ended               Six Months Ended
                                                            June 30,                         June 30,
                                                    -------------------------     -------------------------
                                                         1997           1996           1997           1996
                                                    ----------     ----------     ----------     ----------
                                                             (unaudited)                   (unaudited)
Noninterest expense:
    Salaries and employee benefits ............          1,180            938          2,162          1,821
    Occupancy expense .........................            226            203            445            398
    Deposit insurance premiums ................             36            154             72            306
    Advertising and promotion .................             65             25             99             46
    Data processing expense ...................            107             91            220            185
    Professional services .....................             57             56            117            115
    Other .....................................            212            169            399            328
                                                    ----------     ----------     ----------     ----------

            Total noninterest expense .........          1,883          1,636          3,514          3,199
                                                    ----------     ----------     ----------     ----------

Income before income taxes ....................          1,402          1,315          2,945          2,651

Income taxes ..................................            500            519          1,070          1,044
                                                    ----------     ----------     ----------     ----------

Net income ....................................     $      902            796          1,875          1,607
                                                    ==========     ==========     ==========     ==========

Net income per share of common stock ..........     $      .39            .31            .79            .62
                                                    ==========     ==========     ==========     ==========

Dividends per share of common stock ...........     $      .12            .10            .24            .18
                                                    ==========     ==========     ==========     ==========

Weighted average number of shares outstanding .      2,337,074      2,601,294      2,377,762      2,597,533
                                                    ==========     ==========     ==========     ==========


                   See accompanying Notes to Condensed Consolidated Financial Statements.

                                                         FFLC BANCORP, INC.

                                      Condensed Consolidated Statement of Stockholders' Equity

                                                   Six Months Ended June 30, 1997
                                             ($ in thousands, except per share amounts)


                                                                                 Unrealized                   Stock
                                                                                  Loss on                    Held by
                                                         Additional              Securities                 Incentive      Total
                                              Common      Paid-In     Retained    Available     Treasury      Plan     Stockholders'
                                              Stock       Capital      Income      For Sale      Stock       Trusts        Equity
                                              -----       -------      ------      --------      -----       ------        ------
Balance at December 31, 1996...              $    28      27,386       33,962         (193)      (6,295)      (1,262)      53,626

Net proceeds from the issuance
     of 16,740 shares of common
     stock (unaudited) ........                 --           173         --           --           --           --            173

Net income (unaudited) ........                 --          --          1,875         --           --           --          1,875

Dividends paid, net of $30 of
     dividends on ESOP shares
     recorded as compensation
     expense (unaudited) ......                 --          --           (542)        --           --           --           (542)

Purchase of treasury stock,
     136,842 shares (unaudited)                 --          --           --           --         (3,349)        --         (3,349)

Shares committed to
     participants in
     incentive plans
     (unaudited) ..............                 --           241         --           --           --            158          399

Change in unrealized
     loss on securities
     available for sale,
     net of income
     taxes of $2
     (unaudited) ..............                 --          --           --              4         --           --              4
                                                         -------      -------      -------      -------      -------      -------

Balance at June 30, 1997
     (unaudited) ..............              $    28      27,800       35,295         (189)      (9,644)      (1,104)      52,186
                                             =======     =======      =======      =======      =======      =======      =======


                               See accompanying Notes to Condensed Consolidated Financial Statements.

                                               FFLC BANCORP, INC.

                                Condensed Consolidated Statements of Cash Flows
                                                ($ in thousands)

                                                                                     Six Months Ended
                                                                                           June 30,
                                                                                 1997                   1996
                                                                               --------               --------
                                                                                            (unaudited)
Cash flows from operating activities:
    Net income ..........................................................      $  1,875                  1,607
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses ...................................           138                     29
            Depreciation ................................................           192                    161
            Credit for deferred income taxes ............................          (103)                   (50)
            Shares committed and dividends to incentive plan participants           429                    466
            Amortization of premiums or discounts
                on investment and mortgage-backed securities ............           (27)                   (54)
            Accretion of deferred loan fees and unearned income .........             3                    (11)
            Deferral of net loan fees collected, net of costs deferred ..            97                     53
            (Gain) loss on sale of foreclosed real estate ...............           (11)                     2
            Increase in accrued interest receivable .....................          (216)                  (113)
            Increase in other assets ....................................          (114)                   (75)
            Increase (decrease) in accrued expenses and other liabilities         1,195                   (212)
                                                                               --------               --------

                    Net cash provided by operating activities ...........         3,458                  1,803
                                                                               --------               --------

Cash flows from investing activities:
    Proceeds from maturities of investment securities held to maturity ..           111                     96
    Proceeds from maturities of investment securities available for sale          4,647                  3,446
    Purchase of investment securities available for sale ................        (6,230)                (7,923)
    Purchase of mortgage-backed securities available for sale ...........          --                   (7,577)
    Principal repayments on mortgage-backed securities
        held to maturity ................................................         8,606                 16,158
    Principal repayments on mortgage-backed securities
        available for sale ..............................................         4,185                  2,264
    Loan disbursements ..................................................       (66,175)               (41,196)
    Principal repayments on loans .......................................        21,342                 23,883
    Purchase of premises and equipment, net .............................          (339)                  (458)
    Purchase of Federal Home Loan Bank stock ............................          (365)                   (11)
    Proceeds from sales of foreclosed real estate .......................           242                     13
                                                                               --------               --------

                    Net cash used in investing activities ...............       (33,976)               (11,305)
                                                                               --------               --------

                                                  (continued)

                                       FFLC BANCORP, INC.

                   Condensed Consolidated Statements of Cash Flows, Continued
                                        ($ in thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          1997            1996
                                                                        --------       --------
                                                                              (unaudited)
Cash flows from financing activities:
    Net increase in noninterest bearing demand, savings, NOW and
        money market accounts ....................................         1,496            416
    Net increase in certificate accounts .........................        17,695          5,185
    Increase in advances from Federal Home Loan Bank .............        19,850           --
    Net increase in securities sold under agreements to repurchase         1,960           --
    Stock options exercised ......................................           173             43
    Purchase of treasury stock ...................................        (3,349)          (413)
    Cash dividends paid ..........................................          (572)          (446)
                                                                        --------       --------

                Net cash provided by financing activities ........        37,253          4,785
                                                                        --------       --------

Net increase (decrease) in cash and cash equivalents .............         6,735         (4,717)

Cash and cash equivalents at beginning of period .................        10,157         13,929

Cash and cash equivalents at end of period .......................      $ 16,892          9,212
                                                                        ========       ========

Supplemental  disclosures of cash flow information:
 Cash paid during the period  for:
        Interest .................................................      $  7,130          6,245
                                                                        ========       ========

        Income taxes .............................................      $  1,055            985
                                                                        ========       ========
    Noncash investing and financing activities:

        Increase (decrease) in equity valuation allowance
            for market value of investment and mortgage-
            backed securities available for sale .................      $      4           (213)
                                                                        ========       ========

        Transfer from loans to foreclosed real estate ............      $    158             55
                                                                        ========       ========

        Loans originated on sales of foreclosed real estate ......      $     54           --
                                                                        ========       ========

        Loans funded by and sold to correspondent ................      $    968          1,967
                                                                        ========       ========

             See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 1997 and the results of operations for the three- and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996. The results of operations and other data for the three and six months ended June 30, 1997, are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

     The condensed consolidated financial statements include the accounts of FFLC Bancorp, Inc. (the "Holding Company") and its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Savings Bank") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118. No impaired loans were identified by the Company during the six months ended June 30, 1997 or 1996.

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                       Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                       ------------------    ------------------
                                         1997       1996       1997        1996
                                       ------     ------     ------      ------
Beginning balance ................     $1,123        988      1,063         977
Provision for loan losses ........         70         15        138          29
Loans charged-off ................       --         --           (8)         (3)
                                       ------     ------     ------      ------

Ending balance ...................     $1,193      1,003      1,193       1,003
                                       ======     ======     ======      ======

3. Impact of New Accounting Issues. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). That Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. That Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets as well as extinguishments of liabilities occurring in 1997. The adoption of SFAS No. 125 had no significant effect on the Company's financial position at June 30, 1997 or result of operations for the six months then ended.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Future Accounting Requirements. The FASB has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This Statement specifies the computation, presentation and disclosure requirements for net income per share for entities with publicly-held common stock. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997 and upon adoption, all prior period net income per share data presented will be restated to conform with SFAS 128.

5. Per Share Amounts. Income per share of common stock has been determined by dividing net income for the period by the weighted average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted income per share calculations. Common stock equivalents are computed using the treasury stock method. The following table presents the calculation of income per share:

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                                                    Three Months Ended              Six Months Ended
                                                                        June 30,                        June 30,
                                                              --------------------------      --------------------------
                                                                  1997            1996            1997            1996
                                                              ----------      ----------      ----------      ----------
Weighted average shares of common stock issued
   and outstanding before adjustments for ESOP,
   RRP and common stock options .........................      2,334,176       2,637,155       2,375,760       2,638,200
Adjustment to reflect the effect of unallocated
   ESOP and RRP shares ..................................       (117,723)       (152,643)       (121,575)       (156,803)
                                                              ----------      ----------      ----------      ----------
Weighted average shares outstanding before
   adjustments for common stock options .................      2,216,453       2,484,512       2,254,185       2,481,397
Shares assumed outstanding to reflect the dilutive
   effect of common stock options .......................        120,621         116,782         123,577         116,136
                                                              ----------      ----------      ----------      ----------

Weighted average shares, including common stock
   equivalent for primary income per share ..............      2,337,074       2,601,294       2,377,762       2,597,533
                                                              ==========      ==========      ==========      ==========

Primary income per share ................................     $      .39             .31             .79             .62
                                                              ==========      ==========      ==========      ==========

Total weighted average common shares and
   equivalents outstanding for primary income
   per share computation ................................      2,337,074       2,601,294       2,377,762       2,597,533

Additional  dilutive shares using the higher of the end
   of period market value  versus  average  market  value
   for the  period  utilizing  th treasury stock method
   regarding stock options ..............................          6,391             670           6,548           1,316
                                                              ----------      ----------      ----------      ----------

Weighted average common shares and equivalents
   outstanding for fully diluted income per share .......      2,343,465       2,601,964       2,384,310       2,598,849
                                                              ==========      ==========      ==========      ==========

Fully diluted income per share ..........................     $      .38             .31             .79             .62
                                                              ==========      ==========      ==========      ==========

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

    The Savings Bank has 9 full-service locations in Lake and Sumter Counties, Florida.

    The Savings Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned primarily on its loans and investment and mortgage-backed securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Savings Bank's operating results are also affected, to a lesser extent, by fee income and by gains or losses on the sale of loans, investment and mortgage-backed securities available for sale and foreclosed real estate. The Savings Bank's operating expenses consist primarily of salaries and employee benefits, occupancy expenses, deposit insurance premiums and other general and administrative expenses. The Savings Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

                               FFLC BANCORP, INC.


Liquidity and Capital Resources
    The Company's most liquid assets are cash, amounts due from banks and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At June 30, 1997, cash, amounts due from banks and interest-bearing deposits, totaled $16.9 million.

    The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposits and borrowed funds payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity and short-term liquidity ratios for June 30, 1997 were 13.2% and 4.7%, respectively, which exceeded the requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

    The Savings Bank's primary sources of funds include proceeds from payments and prepayments on loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposits and borrowings. While maturities and scheduled amortization of loans, mortgage-backed and investment securities are predictable sources of funds, deposit inflows and mortgage and mortgage-backed securities prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

    At June 30, 1997, the Savings Bank had outstanding commitments to originate $18.7 million of loans and to fund the undisbursed portion of loans in process of approximately $8.0 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At June 30, 1997, certificates of deposit which were scheduled to mature in one year or less totaled $139.3 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

    The Savings Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                               FFLC BANCORP, INC.

    Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of June 30, 1997, that the Savings Bank meets all capital adequacy requirements to which it is subject.

    As of June 30, 1997, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                               FFLC BANCORP, INC.

    The Savings Bank's actual capital amounts and ratios at June 30, 1997 are also presented in the table.

                                                                                                       To Be Well
                                                                            Minimum                   Capitalized
                                                                            For Capital                 For Prompt
                                                                            Adequacy                 Corrective Action
                                                Actual                      Purposes                   Provisions
                                           Ratio      Amount           Ratio      Amount           Ratio      Amount
                                           -----      ------           -----      ------           -----      ------
                                                                      ($ in thousands)
         Stockholders' equity,
             and ratio to total
             assets                        10.9%   $   42,096
         Less: investment in
             nonincludable
             subsidiary                                 (202)
         Add back: unrealized loss on
             available-for-sale
             securities                                   131
                                                    ---------
         Tangible capital,
             and ratio to adjusted
             total assets                  10.9%    $  42,025            1.5%    $  5,792
                                                    =========                    ========

         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                        10.9%    $  42,025            3.0%    $ 11,583            5.0%    $ 19,306
                                                      =======                    ========                    ========

         Tier 1 capital, and ratio
             to risk-weighted assets       22.5%       42,025            4.0%    $  7,484            6.0%    $ 11,226
                                                    =========                    ========                    ========

         Tier 2 capital (allowance for
             loan losses)                               1,193
                                                    ---------
         Total risk-based capital,
             and ratio to risk-
             weighted assets               23.1%    $  43,218            8.0%    $ 14,968           10.0%    $ 18,710
                                                    =========                    ========                    ========

         Total assets                               $ 386,181
                                                    =========

         Adjusted total assets                      $ 386,110
                                                    =========

         Risk-weighted assets                       $ 187,096
                                                    =========

                               FFLC BANCORP, INC.

    During the six months ended June 30, 1997, the Savings Bank declared and paid a cash dividend of $1.8 million to the Holding Company.

    The following table shows selected ratios for the periods ended or at the dates indicated:


                                                        Six Months                  Six Months
                                                          Ended         Year Ended    Ended
                                                         June 30,     December 31,   June 30,
                                                           1997          1996          1996
                                                       ------------  --------------  ----------
Average equity as a percentage
   of average assets ..........................           14.53%        16.62%        17.02%

Total equity to total assets at end of period .           13.48%        15.48%        16.98%

Return on average assets ......................            1.04%          .65%          .98%

Return on average equity ......................            7.13%         3.94%         5.73%

Noninterest expense to average assets .........            1.94%         2.49%         1.94%

Nonperforming assets to total assets
   at end of period ...........................             .19%          .30%          .13%

Operating efficiency ratio ....................           53.27%        68.77%        54.40%

                                                            At              At               At
                                                          June 30,      December 31,       June 30,
                                                           1997           1996               1996
                                                         ---------     -------------       --------
   Weighted average interest rates:
        Interest-earning assets:
           Loans receivable                                8.18%            8.20%             8.20%
           Mortgage-backed securities                      6.60%            6.45%             6.26%
           Investment securities and other interest-
             earning assets                                6.13%            6.19%             5.89%
                Total interest-earning assets              7.69%            7.62%             7.43%
        Interest-bearing liabilities:
           Deposits                                        4.84%            4.72%             4.70%
           Borrowed funds                                  6.02%            7.17%             7.17%
                Total interest-bearing liabilities         4.95%            4.74%             4.70%
        Interest-rate spread                               2.74%            2.87%             2.73%

                               FFLC BANCORP, INC.


Change in Financial Condition
   Total assets increased $40.7 million or 11.7%, from $346.4 million at December 31, 1996 to $387.1 million at June 30, 1997, primarily as a result of an increase in loans receivable of $44.5 million, partially offset by decrease in mortgage-backed securities of $12.8 million. Customer deposits increased $19.2 million from $282.7 million at December 31, 1996 to $301.9 million at June 30, 1997. Advances from Federal Home Loan Bank increased $19.8 million from $150,000 at December 31, 1996 to $20.0 million at June 30, 1997. The $1.4 million net decrease in stockholders' equity during the six months ended June 30, 1997 resulted from the repurchases of shares of the Company's stock of $3.3 million and dividends paid of $542,000, partially offset by net income of $1.9 million, credits to equity totaling $399,000 related to the stock incentive plans, proceeds of $173,000 from stock options exercised and a $4,000 decrease in unrealized loss on securities available for sale, net of tax effect.


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

                                                                          Three Months Ended June 30,
                                               --------------------------------------------------------------------------------
                                                                1997                                      1996
                                               ----------------------------------------   -------------------------------------
                                                                               Average                                 Average
                                                Average                         Yield/    Average                      Yield/
                                                Balance        Interest         Cost      Balance         Interest      Cost
                                                -------        --------         ----      -------         --------      ----
                                                                                ($ in Thousands)
Interest-earning assets:
    Loans receivable (1) ..................     $254,484         5,332          8.38%     $194,604         4,039        8.30%
    Mortgage-backed securities ............       56,624           912          6.44        83,098         1,289        6.21
    Investment securities and other
        interest-earning assets (2) .......       42,240           636          6.02        42,043           611        5.81
                                                --------      --------                    --------        ------

        Total interest-earning assets .....      353,348         6,880          7.79       319,745         5,939        7.43
                                                              --------                                    ------

Noninterest-earning assets ................       20,982                                    11,867
                                                --------                                  --------

        Total assets ......................     $374,330                                  $331,612
                                                ========                                  ========

Interest-bearing liabilities:
    Deposits ..............................      295,650         3,511          4.75       271,093         3,165        4.67
    Borrowed funds ........................       15,611           230          5.89           150             3        8.00
                                                --------      --------                    --------        ------

        Total interest-bearing liabilities       311,261         3,741          4.81       271,243         3,168        4.67
                                                              --------                                    ------

Noninterest-bearing liabilities ...........       10,828                                     4,011
Stockholders' equity ......................       52,241                                    56,358
                                                --------                                  --------

        Total liabilities and
            stockholders' equity ..........     $374,330                                                $331,612
                                                ========                                                ========

Net interest income .......................                   $  3,139                                  $  2,771
                                                              ========                                  ========

Interest rate spread (3) ..................                                     2.98%                                   2.76%
                                                                                ====                                    ====

Net average interest-earning assets,
    net interest margin (4) ...............     $ 42,087                        3.55%                   $ 48,502        3.47%
                                               =========                         ===                    ========        ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities ..         1.14                                                    1.18
                                               =========                                                ========

                               FFLC BANCORP, INC.

(1)  Includes nonaccrual loans.
(2)  Includes interest-bearing deposits and FHLB stock.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                                Six Months Ended June 30,
                                                       ---------------------------------------------------------------------------
                                                                        1997                                   1996
                                                       ------------------------------------   ------------------------------------
                                                                                    Average                                Average
                                                       Average                      Yield/    Average                      Yield/
                                                       Balance        Interest      Cost      Balance         Interest      Cost
                                                       -------        --------      ----      -------         --------      ----
                                                                                      ($ in Thousands)

Interest-earning assets:
    Loans receivable (1) .........................     $244,090        10,171       8.33%     $190,466         7,980        8.38%
    Mortgage-backed securities ...................       59,883         1,920       6.41        86,807         2,707        6.24
    Investment securities and other
        interest-earning assets (2) ..............       41,991         1,272       6.06        40,698         1,198        5.89
                                                       --------       -------                 --------        ------
        Total interest-earning assets ............      345,964        13,363       7.73       317,971        11,885        7.48
                                                                      -------                                 ------
Noninterest-earning assets .......................       16,111                                 11,457
                                                       --------                               --------
        Total assets .............................     $362,075                               $329,428

Interest-bearing liabilities:
    Deposits .....................................      290,541         6,821       4.70       269,881         6,378        4.73
    Borrowed funds ...............................       12,459           359       5.76           150             5        6.67
                                                       --------       -------                 --------        ------

        Total interest-bearing liabilities .......      303,000         7,180       4.74       270,031         6,383        4.73
                                                                      -------                                 ------
Noninterest-bearing liabilities ..................        6,455                                  3,335
Stockholders' equity .............................       52,620                                 56,062
                                                       --------                               --------

        Total liabilities and stockholders' equity     $362,075                               $329,428
                                                       ========                               ========

Net interest income ..............................                   $  6,183                               $  5,502
                                                                     ========                               ========

Interest rate spread (3) .........................                                  2.99%                                   2.75%
                                                                                    ====                                    ====
Net average interest-earning assets,
    net interest margin (4) ......................     $ 42,964                     3.57%     $ 47,940                      3.46%
                                                       ========                     ====      ========                      ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities .........         1.14                                   1.18
                                                       ========                               ========

(1)  Includes nonaccrual loans.
(2)  Includes interest-bearing deposits and FHLB stock.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended June 30, 1997 and 1996

Results of Operations

General Operating Results. Net income for the three-month period ended June 30, 1997 was $902,000, or $.39 per share, compared to $796,000, or $.31 per share, for the comparable period in 1996. The increase in net income was primarily a result of an increase of $368,000 in net interest income which was partially offset by a $247,000 increase in noninterest expense and an increase of $55,000 in the provision for loan losses.

Interest Income. Interest income increased $941,000 or 15.8%, from $5.9 million for the three-month period ended June 30, 1996 to $6.9 million for the three-month period ended June 30, 1997. The increase was due to a 10.5% increase in average interest-earning assets outstanding for the three months ended June 30, 1997 compared to the 1996 period, coupled with an increase in the average yield on interest-earning assets from 7.43% for the three months ended June 30, 1996, to 7.79% for the three months ended June 30, 1997.

Interest Expense. Interest expense increased $573,000, from $3.2 million for the three-month period ended June 30, 1996 to $3.7 million for the three-month period ended June 30, 1997. The increase was due to a 14.8% increase in average interest-bearing liabilities outstanding during the three months ended June 30, 1997 compared to the 1996 period, coupled with an increase in the weighted average rate paid on interest-bearing liabilities from 4.67% during the 1996 period to 4.81% during the 1997 period.

Noninterest Expense. Noninterest expense increased by $247,000, or 15.1% from $1.6 million for the three-month period ended June 30, 1996 to $1.9 million for the three-month period ended June 30, 1997. The increase was due to increases in salaries and employee benefits of $242,000, occupancy expense of $23,000, advertising and promotion expense of $40,000 and other expenses of $43,000. These increases were partially offset by a decrease in deposit insurance premiums of $118,000 due to a decrease in the assessment rate paid on deposits from 23.0 cents per $100 in 1996 to 6.50 cents per $100 in 1997.

Income Tax Provision. The income tax provision decreased from $519,000 for the three-month period ended June 30, 1996 (an effective tax rate of 39.5%) to $500,000 (an effective tax rate of 35.7%) for the corresponding period in 1997.

                               FFLC BANCORP, INC.

        Comparison of the Six-Month Periods Ended June 30, 1997 and 1996

Results of Operations

General Operating Results. Net income for the six-month period ended June 30, 1997 was $1.9 million, or $.79 per share, compared to $1.6 million, or $.62 per share, for the comparable period in 1996. The increase in net income was primarily the result of an increase in net interest income of $681,000, partially offset by an increase in noninterest expense of $315,000 and an increase in provision for loan losses of $109,000.

Interest Income. Interest income increased $1.5 million, or 12.4% from $11.9 million for the six-month period ended June 30, 1996 to $13.4 million for the comparable period in 1997. The increase was due to an 8.8% increase in average interest-earning assets outstanding for the six months ended June 30, 1997 compared to the 1996 period, coupled with an increase in the average yield earned on interest-earning assets from 7.48% for the six months ended June 30, 1996, to 7.73% for the six months ended June 30, 1997.

Interest Expense. Interest expense increased $797,000, or 12.5% from $6.4 million for the six-month period ended June 30, 1996 to $7.2 million for the six-month period ended June 30, 1997. The increase was due to a 12.2% increase in average interest-bearing liabilities outstanding during the six months ended June 30, 1997 compared to the 1996 period.

Noninterest Expense. Noninterest expense increased by $315,000, or 9.8%, from $3.2 million for the six-month period ended June 30, 1996 to $3.5 million for the six-month period ended June 30, 1997. The increase was due to increases in salaries and employee benefits of $341,000, occupancy expense of $47,000, advertising and promotion expense of $53,000 and other expenses of $71,000. These increases were partially offset by a decrease in deposit insurance premiums of $234,000 due to a decrease in the assessment rate paid on deposits from 23.0 cents per $100 in 1996, to 6.49 cents per $100 in 1997.

Income Tax Provision. The income tax provision increased from $1.0 million for the six-month period ended June 30, 1996 (an effective tax rate of 39.4%) to $1.1 million (an effective tax rate of 36.3%) for the corresponding period for 1997.

                               FFLC BANCORP, INC.

                           Part II. OTHER INFORMATION


Item 1.         Legal Proceedings

    There are no material pending legal proceedings to which FFLC Bancorp, Inc. or its subsidiary is a party or to which any of their property is subject.

Item 2.         Changes in Securities

    Not applicable

Item 3.         Default upon Senior Securities

    Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders (the "Annual Meeting") of FFLC Bancorp, Inc. was held on May 8, 1997, to consider the election of three directors each for a term of three years and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 1997. At the Annual Meeting, incumbent directors Joseph J. Junod, Claron D. Wagner and Paul K. Mueller were reelected. The terms of Directors James R. Gregg, James P. Logan, Stephen T. Kurtz and Ted R. Ostrander, Jr., continued after the Annual Meeting.

     At the Annual Meeting, 1,900,396 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

     Proposal I.

     The election of three directors, each for a term of three years:

                                                                       Abstentions
                                                                        and Broker
                                For           Withheld       Against      Nonvotes
                                ---           --------       -------      --------
       Joseph J. Junod        1,895,884          4,512          -             -
                              =========          =====      ========      =====

       Claron D. Wagner       1,895,384          5,012          -             -
                              =========          =====      ========      =====

       Paul K. Mueller        1,897,384          3,012          -             -
                              =========          =====      ========      =====

     Proposal II:

   To ratify the appointment of the Company's independent auditors for the year ending December 31, 1997:


                                                             Abstentions
                                                              and Broker
                      For           Withheld      Against       Nonvotes

                    1,896,934           -             812          2,650
                    =========        =======          ===          =====

                               FFLC BANCORP, INC.

                           Part II. OTHER INFORMATION


Item 5.          Other Information

   Not applicable

Item 6.          Exhibits and Reports on Form 8-K

     a. Exhibit 27 Financial Data Schedule (for SEC use only)

     b. There were no reports on Form 8-K filed for the three months ended June 30, 1997.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FFLC BANCORP, INC.
                                           (Registrant)






Date:       August 8, 1997              By:     /s/ Stephen T. Kurtz
                                               ---------------------
                                               Stephen T. Kurtz,
                                               President and Chief
                                               Executive Officer





Date:       August 8, 1997              By:    /s/ Paul K. Mueller
                                               --------------------
                                               Paul K. Mueller,
                                               Executive Vice President, Chief
                                               Operating Officer and Treasurer