Form 10-Q
period 1997-09-30
FFLC BANCORP INC
filed 1997-10-30
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the quarterly period ended September 30, 1997

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


       Common stock,                           2,250,499 shares outstanding
  par value $.01 per share                         at October 23, 1997

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets -
       at September 30, 1997 (unaudited) and at December 31, 1996..............

     Condensed Consolidated Statements of Income -
       Three and Nine months ended September 30, 1997 and 1996 (unaudited).....

     Condensed Consolidated Statement of Stockholders' Equity -
       Nine months ended September 30, 1997 (unaudited)........................

     Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1997 and 1996 (unaudited)...............

     Notes to Condensed Consolidated Financial Statements (unaudited)..........

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.................................................

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................

   Item 2.  Changes in Securities..............................................

   Item 3.  Default upon Senior Securities.....................................

   Item 4.  Submission of Matters to a Vote of Security Holders................

   Item 5.  Other Information..................................................

   Item 6.  Exhibits and Reports on Form 8-K...................................

SIGNATURES.....................................................................

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                Condensed Consolidated Balance Sheets
                                          ($ in thousands)

                                                                             At             At
                                                                       September 30,   December 31,
                                                                            1997           1996
                                                                         ---------      ---------
            Assets                                                      (unaudited)
Cash and due from banks ............................................     $   5,274          6,080
Interest-bearing deposits ..........................................         3,398          4,077
                                                                         ---------      ---------

            Cash and cash equivalents ..............................         8,672         10,157

Investment securities held to maturity, at cost
    (market value of $3,114 in 1997 and $3,271 in 1996) ............         3,073          3,239
Investment securities available for sale, at market ................        20,165         29,593
Mortgage-backed and related securities held to maturity, at cost
    (market value of $34,349 in 1997 and $47,396 in 1996) ..........        33,912         46,892
Mortgage-backed and related securities available for sale, at market        12,654         18,844
Loans receivable, net of allowance for loan losses of $1,549 in 1997
    and $1,063 in 1996 .............................................       294,143        227,948
Accrued interest receivable:
    Investment securities ..........................................           344            577
    Mortgage-backed securities .....................................           208            243
    Loans receivable ...............................................         1,606          1,199
Premises and equipment, net ........................................         5,337          5,144
Foreclosed real estate .............................................           245            361
Real estate held for development ...................................           122            122
Restricted securities - Federal Home Loan Bank stock, at cost ......         2,304          1,939
Other assets .......................................................           597            184
                                                                         ---------      ---------

            Total ..................................................     $ 383,382        346,442
                                                                         =========      =========

                               Condensed Consolidated Balance Sheets
                                          ($ in thousands)
                                             (continued)

                                                                             At               At
                                                                       September 30,   December 31,
                                                                            1997           1996
                                                                         ---------      ---------
                                                                        (unaudited)
            Liabilities and Stockholders' Equity

Liabilities:
    NOW and money market accounts ..................................        47,657         43,306
    Passbook and statement savings accounts ........................        24,404         27,412
    Certificates ...................................................       235,295        211,946
                                                                         ---------      ---------

            Total deposits .........................................       307,356        282,664

    Advances from Federal Home Loan Bank ...........................        20,000            150
    Securities sold under agreements to repurchase .................          --            8,048
    Deferred income taxes ..........................................           748            930
    Accrued expenses and other liabilities .........................         2,629          1,024
                                                                         ---------      ---------

            Total liabilities ......................................       330,733        292,816
                                                                         ---------      ---------

Stockholders' equity:
    Preferred stock ................................................          --             --
    Common stock ...................................................            28             28
    Additional paid-in-capital .....................................        27,957         27,386
    Retained income ................................................        35,959         33,962
    Unrealized loss on securities available for sale, net of tax
        of $72 in 1997 and $116 in 1996 ............................          (119)          (193)
    Treasury stock, at cost ........................................       (10,151)        (6,295)
    Stock held by Incentive Plan Trusts ............................        (1,025)        (1,262)
                                                                         ---------      ---------

            Total stockholders' equity .............................        52,649         53,626
                                                                         ---------      ---------

            Total ..................................................     $ 383,382        346,442
                                                                         =========      =========


          See accompanying Notes to Condensed Consolidated Financial Statements.

                                               FFLC BANCORP, INC.

                                  Condensed Consolidated Statements of Income
                                   ($ in thousands, except per share amounts)



                                                           Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                      -------------------------      -------------------------
                                                         1997           1996            1997           1996
                                                      ----------     ----------      ----------     ----------
                                                              (unaudited)                    (unaudited)
Interest income:
    Loans receivable ............................     $    5,843          4,277          16,014         12,257
    Mortgage-backed securities ..................            818          1,223           2,738          3,930
    Investment securities and time
        deposits ................................            603            586           1,875          1,784
                                                      ----------     ----------      ----------     ----------

            Total interest income ...............          7,264          6,086          20,627         17,971
                                                      ----------     ----------      ----------     ----------

Interest expense:
    Deposits ....................................          3,693          3,237          10,514          9,615
    Borrowed funds ..............................            358              3             717              8
                                                      ----------     ----------      ----------     ----------

            Total interest expense ..............          4,051          3,240          11,231          9,623
                                                      ----------     ----------      ----------     ----------

Net interest income .............................          3,213          2,846           9,396          8,348

Provision for loan losses .......................            364             34             502             63
                                                      ----------     ----------      ----------     ----------

            Net interest income after provision
                for loan losses .................          2,849          2,812           8,894          8,285
                                                      ----------     ----------      ----------     ----------

Noninterest income:
    Deposit account fees ........................            130            128             355            355
    Other service charges and fees ..............             92             75             255            204
    Gain on sale of securities available for sale             11           --                11           --
    Gain on sale of other assets ................            302           --               302           --
    Other .......................................              6              5              32             26
                                                      ----------     ----------      ----------     ----------

            Total noninterest income ............            541            208             955            585
                                                      ----------     ----------      ----------     ----------

                                               FFLC BANCORP, INC.

                                  Condensed Consolidated Statements of Income
                                   ($ in thousands, except per share amounts)
                                                  (continued)



                                                           Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                      -------------------------      -------------------------
                                                         1997           1996            1997           1996
                                                      ----------     ----------      ----------     ----------
                                                              (unaudited)                    (unaudited)

Noninterest expense:
    Salaries and employee benefits ..............          1,205            932           3,367          2,753
    Occupancy expense ...........................            244            215             689            613
    Deposit insurance premium ...................             37            160             109            466
    SAIF recapitalization assessment ............           --            1,655            --            1,655
    Data processing expense .....................            104             99             324            284
    Professional services .......................             64             73             181            188
    Advertising and promotion ...................             60             34             159             80
    Other .......................................            203            166             602            494
                                                      ----------     ----------      ----------     ----------

            Total noninterest expense ...........          1,917          3,334           5,431          6,533
                                                      ----------     ----------      ----------     ----------

Income (loss) before income taxes ...............          1,473           (314)          4,418          2,337

Income taxes (credit) ...........................            547            (91)          1,617            953
                                                      ----------     ----------      ----------     ----------

Net income (loss) ...............................     $      926           (223)          2,801          1,384
                                                      ==========     ==========      ==========     ==========

Net income (loss) per share of common stock .....     $      .40           (.09)           1.19            .54
                                                      ==========     ==========      ==========     ==========

Dividends per share of common stock .............     $      .12            .10             .36            .28
                                                      ==========     ==========      ==========     ==========

Weighted average number of shares outstanding ...      2,324,859      2,572,459       2,363,331      2,586,901
                                                      ==========     ==========      ==========     ==========



          See accompanying Notes to Condensed Consolidated Financial Statements.

                                                         FFLC BANCORP, INC.

                                      Condensed Consolidated Statement of Stockholders' Equity

                                                Nine Months Ended September 30, 1997
                                             ($ in thousands, except per share amounts)


                                                                              Unrealized                      Stock
                                                                               Loss on                       Held by
                                                 Additional                   Securities                    Incentive     Total
                                      Common      Paid-In        Retained     Available        Treasury       Plan     Stockholders'
                                      Stock       Capital         Income       For Sale         Stock        Trusts       Equity
                                      -----       -------         ------       --------         -----        ------       ------
Balance at December 31,
     1996                             $ 28          27,386        33,962         (193)        (6,295)       (1,262)       53,626

Net proceeds from the issuance
     of 17,140 shares of common
     stock (unaudited)                  -              177           -             -             -             -             177

Net income (unaudited)                  -              -           2,801           -             -             -           2,801

Dividends paid, net of $46 of
     dividends on ESOP shares
     recorded as compensation
     expense (unaudited)                -              -            (804)         -              -             -            (804)

Purchase of treasury stock,
     154,102 shares (unaudited)         -              -             -            -           (3,856)          -          (3,856)

Shares committed to
     participants in
     incentive plans
     (unaudited)                        -              394           -            -              -             237           631

Change in unrealized
     loss on securities
     available for sale,
     net of income
     taxes of $44
     (unaudited)                        -              -             -             74            -             -              74
                                       ---          ------        ------          ----       -------        ------        ------

Balance at September 30, 1997
     (unaudited)                      $ 28          27,957        35,959         (119)       (10,151)       (1,025)       52,649
                                      ====          ======        ======         ====        =======        ======        ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                               FFLC BANCORP, INC.

                                Condensed Consolidated Statements of Cash Flows
                                                ($ in thousands)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                     -------------------------
                                                                                       1997            1996
                                                                                     ---------       ---------
                                                                                             (unaudited)
Cash flows from operating activities:
    Net income ................................................................      $   2,801           1,384
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses .........................................            502              63
            Depreciation ......................................................            192             244
            (Gain) loss on sale of foreclosed real estate .....................            (11)              2
            Credit for deferred income taxes ..................................           (226)           (124)
            Shares committed and dividends to incentive plan participants .....            677             702
            Amortization of premiums or discounts
                on investment and mortgage-backed securities ..................            (38)            (58)
            Accretion of deferred loan fees and unearned interest .............              1             (53)
            Deferral of loan fees collected, net of costs deferred ............            172              99
            (Increase) decrease in accrued interest receivable ................           (139)             53
            Increase in current income taxes receivable .......................           --              (616)
            Increase in other assets ..........................................           (413)            (62)
            Increase in accrued expenses and other liabilities ................          1,605           2,278
                                                                                     ---------       ---------

                    Net cash provided by operating activities .................          5,123           3,912
                                                                                     ---------       ---------

Cash flows from investing activities:
    Proceeds from maturities of investment securities held to maturity ........            165             169
    Purchase of investment securities available for sale ......................         (7,354)        (12,811)
    Proceeds from maturities of investment securities available for sale ......         16,859          10,857
    Principal repayments on mortgage-backed securities
        held to maturity ......................................................         12,999          22,595
    Purchase of mortgage-backed securities available for sale .................           --            (7,577)
    Principal repayments on mortgage-backed securities
        available for sale ....................................................          6,251           5,881
    Loan disbursements ........................................................       (104,157)        (64,158)
    Principal repayments on loans .............................................         37,159          33,746
    Purchase of premises and equipment, net ...................................           (385)           (534)
    Purchase of Federal Home Loan Bank stock ..................................           (365)            (11)
    Proceeds from sales of foreclosed real estate .............................            255              57
                                                                                     ---------       ---------

                    Net cash used in investing activities .....................        (38,573)        (11,786)
                                                                                     ---------       ---------

                                                  FFLC BANCORP, INC.

                              Condensed Consolidated Statements of Cash Flows, Continued
                                                   ($ in thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     -------------------------
                                                                                       1997              1996
                                                                                     --------         --------
                                                                                              (unaudited)
Cash flows from financing activities:
    Net increase in noninterest bearing demand, savings, NOW and
        money market accounts ...............................................           1,343              316
    Net increase in certificate accounts ....................................          23,349            8,658
    Increase in advances from Federal Home Loan Bank ........................          19,850             --
    Net decrease in securities sold under agreements to repurchase ..........          (8,048)            --
    Stock options exercised .................................................             177               50
    Purchase of treasury stock ..............................................          (3,856)          (2,140)
    Cash dividends paid .....................................................            (850)            (692)
                                                                                     --------         --------

                Net cash provided by financing activities ...................          31,965            6,192
                                                                                     --------         --------

Net decrease in cash and cash equivalents ...................................          (1,485)          (1,682)

Cash and cash equivalents at beginning of period ............................          10,157           13,929
                                                                                     --------         --------

Cash and cash equivalents at end of period ..................................        $  8,672           12,247
                                                                                     ========         ========

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:

        Interest ............................................................        $ 11,084            9,563
                                                                                     ========         ========

        Income taxes ........................................................        $  1,534            1,430
                                                                                     ========         ========

    Noncash investing and financing activities:

        Increase (decrease) in equity valuation allowance
            for market value of investment and mortgage-
            backed securities available for sale ............................        $     74             (169)
                                                                                     ========         ========

        Transfers from loans to foreclosed real estate ......................        $    182               76
                                                                                     ========         ========

        Loans originated on sales of foreclosed real estate .................        $     54               21
                                                                                     ========         ========

        Loans funded by and sold to correspondent ...........................        $  1,275            2,749
                                                                                     ========         ========

          See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 1997 and the results of operations for the three and nine months ended
        September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations and other data for the three and nine months ended September 30, 1997, are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

        The condensed consolidated financial statements include the accounts of FFLC Bancorp, Inc. (the "Holding Company") and its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Savings Bank") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118. No impaired loans were identified by the Company during the nine months ended September 30, 1997 or 1996.

        An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                           Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                         ---------------------       -------------------
                                           1997          1996        1997          1996
                                         -------        ------      ------        ------
        Beginning balance                $ 1,193         1,003       1,063           977
        Provision for loan losses            364            34         502            63
        Loans charged-off                     (8)          (14)        (16)          (17)
                                         -------        ------      ------        ------

        Ending balance                   $ 1,549         1,023       1,549         1,023
                                           =====         =====       =====         =====

3. Impact of New Accounting Issues. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). That Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. That Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets as well as extinguishments of liabilities occurring in 1997. The adoption of SFAS No. 125 had no significant effect on the Company's financial position at September 30, 1997 or result of operations for the nine months then ended.

                               FFLC BANCORP, INC.

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

5. Per Share Amounts. Income (loss) per share of common stock has been determined by dividing net income (loss) for the period by the weighted average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted income per share calculations. Common stock equivalents are computed using the treasury stock method. The following table presents the calculation of income (loss) per share:

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                       ---------------------------     ---------------------------
                                                           1997            1996            1997            1996
                                                       ----------      ----------      ----------      ----------
Weighted average shares of common stock issued
  and outstanding before adjustments for ESOP,
  RRP and common stock options ...................      2,312,016       2,597,562       2,355,990       2,622,743
Adjustment to reflect the effect of unallocated
  ESOP and RRP shares ............................       (110,490)       (144,751)       (117,855)       (152,793)
                                                       ----------      ----------      ----------      ----------
Weighted average shares outstanding before
  adjustments for common stock options ...........      2,201,526       2,452,811       2,238,135       2,469,950
Shares assumed outstanding to reflect the dilutive
  effect of common stock options .................        123,333         119,648         125,196         116,951
                                                       ----------      ----------      ----------      ----------

Weighted average shares, including common stock
  equivalents for primary income (loss) per share       2,324,859       2,572,459       2,363,331       2,586,901
                                                       ==========      ==========      ==========      ==========

Primary income (loss) per share ..................     $      .40            (.09)           1.19             .54
                                                       ==========      ==========      ==========      ==========

Total weighted average common shares and
  equivalents outstanding for primary income
  (loss) per share computation ...................      2,324,859       2,572,459       2,363,331       2,586,901

Additional  dilutive  shares  using  the  higher
  of the end of period market value versus average
  market value for the period utilizing the
  treasury stock method regarding stock options ..         11,358             575          11,528           3,197
                                                       ----------      ----------      ----------      ----------

Weighted average common shares and equivalents
  outstanding for fully diluted income (loss) per
  share............................................     2,336,217       2,573,034       2,374,859       2,590,098
                                                       ==========      ==========      ==========      ==========

Fully diluted income (loss) per share ............     $      .40            (.09)           1.18             .53
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

      The Savings Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with principal repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family owner-occupied homes and, to a lesser extent, mortgage-backed securities, construction loans, commercial loans, consumer and other loans, and multi-family residential mortgage loans. In addition, the Savings Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Savings Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

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

Liquidity and Capital Resources
      The Company's most liquid assets are cash, amounts due from banks and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit and borrowing activities during any given period. At September 30, 1997, cash, amounts due from banks and interest-bearing deposits, totaled $8.7 million.

                               FFLC BANCORP, INC.

      The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposits and borrowed funds payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity and short-term liquidity ratios for September 30, 1997 were 9.6% and 4.5%, respectively, which exceeded the requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

      The Savings Bank's primary sources of funds include proceeds from payments and prepayments on loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposits and borrowings. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit inflows and mortgage and mortgage-backed securities prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

      At September 30, 1997, the Savings Bank had outstanding commitments to originate $9.9 million of loans and to fund the undisbursed portion of loans in process of approximately $12.5 million and undisbursed commercial lines of credit of approximately $5.1 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At September 30, 1997, certificates of deposit which were scheduled to mature in one year or less totaled $152.0 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 30, 1997, that the Savings Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


      As of September 30, 1997, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, Tier I
      (core), Tier I (risk-based) and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Savings Bank's actual capital amounts and ratios at September 30, 1997 are also presented in the table.

                                                                                                      To Be Well
                                                                           Minimum                    Capitalized
                                                                          For Capital                  For Prompt
                                                                           Adequacy                 Corrective Action
                                                Actual                     Purposes                    Provisions
                                           -----------------           -----------------           -------------------
                                           Ratio      Amount           Ratio      Amount           Ratio      Amount
                                           -----      ------           -----      ------           -----      ------
                                                                       ($ in thousands)
         Stockholders' equity,
             and ratio to total
             assets                        11.3%     $  43,273
         Less: investment in
             nonincludable
             subsidiary                                   (202)
         Add back: unrealized loss on
             securities available for
             sale                                           79

         Tangible capital,
             and ratio to adjusted
             total assets                  11.3%     $  43,150           1.5%    $  5,750
                                                       =======                     ======

         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                        11.3%     $  43,150           3.0%    $ 11,499             5.0%    $ 19,165
                                                       =======                     ======                       ======

         Tier 1 capital, and ratio
             to risk-weighted assets       21.8%        43,150           4.0%    $  7,907             6.0%    $ 11,861
                                                                                   ======                       ======

         Tier 2 capital (allowance for
             loan losses)                                1,549

         Total risk-based capital,
             and ratio to risk-
             weighted assets               22.6%     $  44,699           8.0%    $ 15,815            10.0%    $ 19,768
                                                       =======                     ======                       ======

         Total assets                                $ 383,426
                                                       =======

         Adjusted total assets                       $ 383,303
                                                       =======

         Risk-weighted assets                        $ 197,684
                                                       =======

                               FFLC BANCORP, INC.

    During the nine months ended September 30, 1997, the Savings Bank declared and paid a cash dividend of $1.8 million to the Holding Company.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                          Nine Months                     Nine Months
                                                            Ended          Year Ended        Ended
                                                        September 30,     December 31,   September 30,
                                                            1997              1996           1996
                                                        -------------     ------------   -------------
Average equity as a percentage
   of average assets ..........................             14.26%          16.62%          16.88%

Total equity to total assets at end of period .             13.73%          15.48%          16.22%

Return on average assets ......................              1.01%            .65%            .56%

Return on average equity ......................              7.11%           3.94%           3.30%

Noninterest expense to average assets .........              1.96%           2.49%           2.63%

Nonperforming assets to total assets
   at end of period ...........................               .18%            .30%            .23%

Operating efficiency ratio ....................             52.47%          68.77%          73.13%

                                                               At             At             At
                                                          September 30,   December 31,   September 30,
                                                              1997           1996           1996
                                                          -------------   ------------   -------------
Weighted average interest rates:
     Interest-earning assets:
        Loans receivable ........................             8.19%          8.20%          8.19%
        Mortgage-backed securities ..............             6.68%          6.45%          6.31%
        Investment securities and other interest-
          earning assets ........................             6.14%          6.19%          5.94%
             Total interest-earning assets ......             7.84%          7.62%          7.51%
     Interest-bearing liabilities:
        Deposits ................................             4.86%          4.72%          4.72%
        Borrowed funds ..........................             6.14%          7.17%          7.17%
             Total interest-bearing liabilities .             4.94%          4.74%          4.72%
     Interest-rate spread .......................             2.90%          2.87%          2.79%

                               FFLC BANCORP, INC.

Change in Financial Condition
   Total assets increased $36.9 million or 10.7%, from $346.4 million at December 31, 1996 to $383.4 million at September 30, 1997, primarily as a result of an increase in loans receivable of $66.2 million, partially offset by a decrease in investment and mortgage-backed securities of $28.8 million. Customer deposits increased $24.7 million from $282.7 million at December 31, 1996 to $307.4 million at September 30, 1997. Advances from Federal Home Loan Bank increased $19.8 million from $150,000 at December 31, 1996 to $20.0 million at September 30, 1997. The $977,000 net decrease in stockholders' equity during the nine months ended September 30, 1997 resulted from the repurchases of shares of the Company's stock of $3.9 million and dividends paid of $804,000, partially offset by net income of $2.8 million, credits to equity totaling $631,000 related to the stock incentive plans, proceeds of $177,000 from stock options exercised and a $74,000 decrease in unrealized loss on securities available for sale, net of tax effect.

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

                                                                           Three Months Ended September 30,
                                                          ---------------------------------------------------------------
                                                                        1997                            1996
                                                          -----------------------------      ----------------------------
                                                                                Average                           Average
                                                           Average               Yield/      Average               Yield/
                                                           Balance    Interest    Cost       Balance  Interest      Cost
                                                           -------    --------    ----       -------  --------      ----
                                                                                   ($ in Thousands)
Interest-earning assets:
    Loans receivable (1)                                 $ 281,439      5,843     8.30%    $ 205,916    4,277       8.31%
    Mortgage-backed securities                              50,290        818     6.51        78,569    1,223       6.23
    Investment securities and other
        interest-earning assets (2)                         39,232        603     6.15        38,570      586       6.08
                                                         ---------      -----              ---------    -----
        Total interest-earning assets                      370,961      7,264     7.83       323,055    6,086       7.53
                                                                        -----                           -----
Noninterest - earning assets                                13,507                            11,489
                                                         ---------                         ---------
        Total assets                                     $ 384,468                         $ 334,544
                                                         =========                         =========

Interest-bearing liabilities:
    Deposit accounts                                       304,477      3,693     4.85       274,813    3,237       4.71
    Borrowed funds                                          23,100        358     6.20           150        3       8.00
                                                         ---------      -----              ---------    -----
        Total interest-bearing liabilities                 327,577      4,051     4.95       274,963    3,240       4.71
                                                                        -----                           -----

Noninterest-bearing liabilities                              4,454                             3,810

Stockholders' equity                                        52,437                            55,771
                                                         ---------                         ---------
        Total liabilities and stockholders' equity       $ 384,468                         $ 334,544
                                                         =========                         =========

Net interest income                                                   $ 3,213                         $ 2,846
                                                                      =======                         =======
Interest-rate spread (3)                                                          2.88%                             2.82%
                                                                                  ====                              ====
Net average interest-earning assets,
    net interest margin (4)                              $  43,384                3.46%    $  48,092                3.52%
                                                         =========                ====     =========                ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                      1.13                              1.17
                                                              ====                              ====

------------------
(1)  Includes nonaccrual loans.
(2) Includes interest-bearing deposits and FHLB stock.
(3)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the  average  cost  of  interest-   bearing
     liabilities.
(4)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

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

                                                                                Nine Months Ended September 30,
                                                          ---------------------------------------------------------------
                                                                        1997                            1996
                                                          -----------------------------      ----------------------------
                                                                                Average                           Average
                                                           Average               Yield/      Average               Yield/
                                                           Balance    Interest    Cost       Balance  Interest      Cost
                                                           -------    --------    ----       -------  --------      ----
                                                                                   ($ in Thousands)
Interest-earning assets:
    Loans receivable (1)                                 $ 256,678      16,014     8.32%   $ 195,653    12,257       8.35%
    Mortgage-backed securities                              56,650       2,738     6.44       84,041     3,930       6.24
    Investment securities and other
        interest-earning assets (2)                         41,559       1,875     6.02       40,000     1,784       5.95
                                                         ---------      ------              --------    ------
        Total interest-earning assets                      354,887      20,627     7.75      319,694    17,971       7.50
                                                                        ------                          ------
Noninterest - earning assets                                13,643                            11,514
                                                         ---------                         ---------

        Total assets                                     $ 368,530                         $ 331,208
                                                         =========                         =========
Interest-bearing liabilities:
    Deposit accounts                                       295,205      10,514     4.75      271,620     9,615       4.72
    Borrowed funds                                          16,045         717     5.96          150         8       7.11
                                                         ---------      ------              --------    ------
        Total interest-bearing liabilities                 311,250      11,231     4.81      271,770     9,623       4.72
                                                                        ------                          ------

Noninterest - bearing liabilities                            4,739                             3,531
Stockholders' equity                                        52,541                            55,907
                                                         ---------                         ---------
        Total liabilities and stockholders' equity       $ 368,530                         $ 331,208
                                                         =========                         =========

Net interest income                                                   $  9,396                        $  8,348
                                                                      ========                        ========
Interest-rate spread (3)                                                           2.94%                             2.78%
                                                                                   ====                              ====
Net average interest-earning assets,
    net interest margin (4)                               $ 43,637                 3.53%   $  47,924                 3.48%
                                                          ========                 ====    =========                 ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                      1.14                              1.18
                                                              ====                              ====

----------------------
(1)  Includes nonaccrual loans.
(2)  Includes interest-bearing deposits and FHLB stock.
(3)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the  average  cost  of  interest-   bearing
     liabilities.
(4)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

                               FFLC BANCORP, INC.

        Comparison of the Three Months Ended September 30, 1997 and 1996

Results of Operations

General Operating Results. Net income for the three months ended September 30, 1997 was $926,000 compared to a net loss of ($223,000) for the three months ended September 30, 1996. The increase in net income for the 1997 period was primarily due to the effect of the one-time SAIF assessment of $1.7 million included in noninterest expense in the 1996 period and the $302,000 pretax gain on the sale of the Savings Bank's investment in its computer service bureau during the 1997 period, partially offset by a $330,000 increase in provision for loan losses during the 1997 period.

Interest Income. Interest income increased $1.2 million, or 19.4% from $6.1 million for the three months ended September 30, 1996 to $7.3 million for the three months ended September 30, 1997. The increase was due to a $47.9 million increase in average interest-earning assets outstanding and an increase in the average yield on interest-earning assets from 7.53% for the three months ended September 30, 1996 to 7.83% for the comparable period in 1997.

Interest Expense. Interest expense increased $811,000 for the three months ended
    September 30, 1997 when compared to the 1996 period. The increase was the result of a $52.6 million increase in the average interest-bearing liabilities outstanding during the 1997 period compared to the 1996 period as well as an increase in the weighted average rate paid on interest-bearing liabilities from 4.71% for the three months ended September 30, 1996 to 4.95% for the comparable period in 1997.

Provision for Loan Losses. The Savings Bank's provision for loan losses increased $330,000 from $34,000 for the three months ended September 30, 1996 to $364,000 for the comparable period in 1997. The increase reflects the overall growth within the loan portfolio and the Savings Bank's continuing policy of evaluating the adequacy of its allowance for loan losses and prevailing standards within the thrift industry. Generally, such evaluation includes consideration of the level of nonperforming loans and the level and composition of the Savings Bank's loan portfolio.

Noninterest Income. Noninterest income increased $333,000 from $208,000 for the three months ended September 30, 1996 to $541,000 for the 1997 period. The increase was primarily due to a $302,000 pretax gain recognized on the sale of the Savings Bank's investment in its computer service bureau in September 1997.

Noninterest  Expense.  Noninterest  expense  consists  primarily of salaries and employee benefits, occupancy expense and FDIC insurance premiums. Noninterest expenses decreased by $1.4 million, from $3.3 million for the three months ended September 30, 1996 to $1.9 million for the 1997 period.
    The decrease was primarily due to the one-time SAIF recapitalization assessment of $1.7 million recorded in the 1996 period and a $123,000 decrease in deposit insurance premiums for the 1997 period, all of which was partially offset by an increase in salaries and employee benefits of $273,000.

Income Taxes. Income taxes increased from a ($91,000) tax credit for the three months ended September 30, 1996 (an effective rate of 29.0%) to $547,000 (an effective tax rate of 37.1%) for the corresponding period in 1997.

                               FFLC BANCORP, INC.

         Comparison of the Nine Months Ended September 30, 1997 and 1996


General Operating Results. Net income for the nine months ended September 30, 1997, was $2.8 million, compared to $1.4 million earned for the nine months ended September 30, 1996. The increase in net income for the 1997 period was primarily due to the effect of the one-time SAIF assessment of $1.7 million, included in noninterest expense in the 1996 period, the $302,000 pretax gain from the sale of the Savings Bank's investment in its computer service bureau during September 1997 and an increase in net interest income of $1.0 million.

Interest Income. Interest income increased $2.7 million or 14.8% from $18.0 million for the nine months ended September 30, 1996 to $20.6 million for the nine months ended September 30, 1997. The increase in interest income was due to a $35.2 million increase in average interest-earning assets outstanding and an increase in the average yield on interest-earning assets from 7.50% for the nine months ended September 30, 1996 to 7.75% for nine months ended September 30, 1997.

Interest Expense. Interest expense increased $1.6 million, or 16.7% from $9.6 million for the nine months ended September 30, 1996 to $11.2 million for the same period in 1997. The increase was due to an increase of $39.5 million in average interest-bearing liabilities outstanding and an increase in the weighted average rate paid on interest-bearing liabilities from 4.72% for the nine months ended September 30, 1996 to 4.81% for the same period in 1997.

Provision for Loan Losses. The Savings Bank's provision for loan losses increased $439,000 from $63,000 for the nine months ended September 30, 1996 to $502,000 for the same period in 1997. The increase reflects the overall growth within the loan portfolio and the Savings Bank's continuing policy of evaluating the adequacy of its allowance for loan losses and prevailing standards within the thrift industry. Generally, such evaluation includes consideration of the level of nonperforming loans and the level and composition of the Savings Bank's loan portfolio.

Noninterest Income. Noninterest income increased $370,000 from $585,000 for the nine months ended September 30, 1996 to $955,000 for the 1997 period. The increase was primarily due to a $302,000 pretax gain recognized on the sale of the Savings Bank's investment in its computer service bureau in September 1997.

Noninterest  Expense.  Noninterest  expense  consists  primarily of salaries and employee benefits, occupancy expense and FDIC insurance premiums. Noninterest expense decreased by $1.1 million, or 16.9%, from $6.5 million for the nine months ended September 30, 1996 to $5.4 million for the 1997 period. That decrease was primarily due to the one-time SAIF recapitalization assessment of $1.7 million in the 1996 period and a $357,000 decrease in deposit insurance premiums for the 1997 period, all of which was partially offset by an increase in salaries and employee benefits of $614,000.

Income Taxes.  Income taxes  increased  from  $953,000 for the nine months ended
    September 30, 1996 (an effective rate of 40.8%) to $1.6 million (an effective tax rate of 36.6%) for the corresponding period in 1997.

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

    Not applicable

Item 3.     Default upon Senior Securities

    Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5.     Other Information

    On October 9, 1997, the Board of Directors authorized a 5-for-3 stock split. Shareholders will receive two additional shares for every three shares held of record as of the close of business on October 31, 1997. The purpose of the split is to enhance the value of the shareholders' investment and increase the liquidity of the Company's stock.

Item 6.     Exhibits and Reports on Form 8-K

    a.  Exhibit 27 Financial Data Schedule (for SEC use only)

    b. There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FFLC BANCORP, INC.
                                               (Registrant)






Date:   October 30, 1997          By:  /s/ Stephen T. Kurtz
        ----------------              ---------------------
                                      Stephen T. Kurtz, President and
                                      Chief Executive Officer





Date:   October 30, 1997          By:  /s/ Paul K. Mueller
        ----------------              --------------------
                                      Paul K. Mueller, Executive Vice President,
                                      Chief Operating Officer and Treasurer