Form 10-K
period 1997-12-31
FFLC BANCORP INC
filed 1998-03-27
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission File Number 0-22608


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $57,497,496 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 9, 1998.

The Registrant had 3,742,673 shares outstanding as of March 9, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997. (Part II and IV)

2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                      INDEX

PART I                                                              Page

Item I.           Description of Business

                           Business                                     3
                           Market Area and Competition                  3
                           Market Risk                                  4
                           Lending Activities                        4-10
                           Asset Quality                            10-15
                           Investment Activities                       16
                           Mortgage-Backed Securities               16-17
                           Investment Securities                    17-19
                           Sources of Funds                         20-22
                           Borrowings                                  23
                           Subsidiary Activities                       23
                           Personnel                                   24
                           Regulation and Supervision               24-30
                           Year 2000                                   30
                           Federal and State Taxation               31-32

Item 2.  Properties                                                    33

Item 3.  Legal Proceedings                                             34

Item 4.  Submission of Matters to a Vote of Security Holders           34

PART II

Item 5.  Market for Registrant's Common Equity and Related
                           Stockholder Matters                         34

Item 6.  Selected Financial Data                                       34

Item 7.  Management's Discussion and Analysis of
                           Financial Condition
                           and Results of Operations                   34

Item 8.  Financial Statements and Supplementary Data                   34

Item 9.  Change In and Disagreements with Accountants on
                           Accounting and Financial Disclosure         34

PART III

Item 10. Directors and Executive Officers of the Registrant            35

Item 11. Executive Compensation                                        35

Item 12. Security Ownership of Certain Beneficial Owners and
                           Management                                  35

Item 13. Certain Relationships and Related Transactions                35

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K                                 36

SIGNATURES                                                             37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

The registrant, FFLC Bancorp, Inc. ("FFLC" or the "Company"), completed its public offering of 4,603,032 shares (adjusted for stock split) of its common stock and acquired First Federal Savings Bank of Lake County ("the Savings Bank") in connection with the Savings Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank on January 4, 1994. The net conversion proceeds totaled $26.6 million of which $13.3 million was invested in the Savings Bank and $13.3 million was retained by the registrant. The registrant loaned $2.2 million to the Employee Stock Ownership Plan and the remaining $11.1 million has been invested through the Savings Bank. The registrant, which was incorporated in Delaware on September 16, 1993, is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The registrant has not transacted any material business other than through its subsidiary, the Savings Bank. At December 31, 1997, the Company had total assets of $400.2 million and stockholders' equity of $51.4 million.

The Savings Bank was established in 1934 as a federally-chartered mutual savings and loan association. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1997, the Savings Bank had total assets of $400.2 million and stockholders' equity of $44.5 million.

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

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 10 of Notes to Consolidated Financial Statements.

The Company's primary objective is managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk.
However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

Lending Activities

Loan Portfolio. The Savings Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 1997, the Savings Bank's total loans outstanding were $329.0 million, of which $245.5 million or 74.6% of the Savings Bank's total loan portfolio were one-to-four-family residential first mortgage loans. Of the one-to-four-family residential mortgage loans outstanding at that date, 22.6% were fixed rate loans and 77.4% were adjustable-rate ("ARM") loans. At the same date, commercial real estate loans and other loans on improved real estate totaled $38.0 million, or 11.5% of the Savings Bank's total loan portfolio; construction (excluding construction/permanent loans) and land loans totaled $3.5 million or 1.1% of the Savings Bank's total loan portfolio; and multi-family mortgage loans totaled $4.5 million or 1.4% of the Savings Bank's total loan portfolio. Consumer, commercial and other loans held by the Savings Bank, which principally consist of home equity loans, deposit, consumer, commercial and other loans, totaled $37.5 million or 11.4% of the Savings Bank's total loan portfolio at December 31, 1997.

The following table sets forth the composition of the Savings Bank's loan portfolio in dollar amounts and percentages at the dates indicated:

                                             1993                       1994                     1995
                                   ---------------------------------------------------------------------------
                                                    % of                      % of                      % of
                                      Amount        Total       Amount        Total       Amount        Total
                                                                                        (Dollars in thousands)
Mortgage loans:
     One-to-four-family            $ 107,228         82.91%   $ 130,195       82.80%   $ 159,170        84.32%
     Construction and land             2,886          2.23%       6,332        4.03%       5,343         2.83%
     Multi-family                      2,160          1.67%       3,068        1.95%       3,098         1.64%
     Commercial real estate            6,713          5.19%       6,153        3.91%       6,654         3.53%
                                    --------       -------     --------     -------      -------     --------

               Total mortgage
                     loans           118,987         92.00%     145,748       92.69%     174,265        92.32%

Consumer loans                        10,352          8.00%      11,496        7.31%      14,493         7.68%
Commercial loans                        -            -             -          -             -           -
                                  ----------     ---------  -----------   ---------   ----------    ---------

               Total loans
                     receivable      129,339        100.00%     157,244      100.00%     188,758       100.00%
                                                    ======                   ======                    ======

Less:
     Loans in process                  5,969                      7,833                    4,267
     Unearned discounts,
          premiums and
          deferred loan fees,
          net                            424                        256                       66
     Allowance for loan losses           735                        869                      977
                                    --------                   --------                  -------

               Loans receivable,
                     net           $ 122,211                  $ 148,286                $ 183,448
                                     =======                    =======                  =======

                                             1996                      1997
                                   -------------------------------------------------
                                                    % of                      % of
                                      Amount        Total       Amount        Total

Mortgage loans:
     One-to-four-family            $ 191,788        80.95%    $ 245,524       74.64%
     Construction and land             5,489         2.32%        3,528        1.07%
     Multi-family                      4,180         1.76%        4,464        1.36%
     Commercial real estate           13,565         5.73%       37,975       11.54%
                                     -------      -------       -------      ------

               Total mortgage
                     loans           215,022        90.76%      291,491       88.61%

Consumer loans                        21,899         9.24%       32,834        9.98%
Commercial loans                        -           -             4,632        1.41%
                                   ---------    ---------     ---------     -------

               Total loans
                     receivable      236,921        100.0%      328,957       100.0%
                                                    =====                     =====

Less:
     Loans in process                  8,007                     12,253
     Unearned discounts,
          premiums and
          deferred loan fees,
          net                            (97)                      (333)
     Allowance for loan losses         1,063                      1,684
                                     -------                   --------

               Loans receivable,   $ 227,948                  $ 315,353
                     net             =======                    =======


Purchase of Mortgage Loans. The Savings Bank has, from time to time, purchased mortgage loans originated by other lenders. At December 31, 1997, $3.7 million, or 1.1% of the Savings Bank's total loan portfolio consisted of purchased mortgage loans or loan participations. Purchased mortgage loans consisted primarily of one-to-four-family residential mortgage loans.

Secondary Market Activities. The Savings Bank participates in the secondary market through a correspondent relationship, originating loans (primarily 30-year fixed-rate loans) which are funded by the investor correspondent. Funding by the correspondent eliminates the Savings Bank's interest-rate risk on such loans. Such loans are closed on the Savings Bank's documents with funds provided by the investor correspondent at closing with all credit conditions established by the investor correspondent being satisfied prior to the issuance of a loan commitment. The Savings Bank receives a fee for originating, processing and closing the loans and reports the loans to the OTS as loans originated and sold. In the year ended December 31, 1997, such loans amounted to $2.5 million or 2.1% of total mortgage loans originated.

Loan Originations, Purchases, Sales and Principal Repayments. The following table sets forth the Savings Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                               Year Ended December 31,
                                                         1995           1996           1997
                                                       ---------      ---------      ---------
                                                                    (In thousands)
Mortgage loans (gross):
     At beginning of year                              $ 145,748        174,265        215,022
     Mortgage loans originated:
          One-to-four-family (1)                          46,082         62,906         86,976
          Construction and land                            2,104          2,292          2,502
          Multi-family                                     1,026          1,222          2,759
          Commercial real estate                           1,047          7,982         25,142
                                                       ---------      ---------      ---------

               Total mortgage loans originated (1)        50,259         74,402        117,379

     Mortgage loans purchased                               --            2,106           --
                                                       ---------      ---------      ---------

               Total mortgage loans originated and
                         purchased                        50,259         76,508        117,379

     Transfer of loans to real estate owned                 (478)          (287)          (444)
     Principal repayments                                (20,113)       (31,540)       (37,997)
     Sales of loans (1)                                   (1,151)        (3,924)        (2,469)
                                                       ---------      ---------      ---------

               At end of year                          $ 174,265        215,022        291,491
                                                       =========      =========      =========

Consumer loans (gross):
     At beginning of year                                 11,496         14,493         21,899
     Loans originated                                      6,873         13,021         18,356
     Principal repayments                                 (3,876)        (5,615)        (7,421)
                                                       ---------      ---------      ---------

               At end of year                          $  14,493         21,899         32,834
                                                       =========      =========      =========

Commercial loans (gross):
     At beginning of year                                   --             --             --
     Loans originated                                       --             --            9,022
     Principal repayments                                   --             --           (4,390)
                                                       ---------      ---------      ---------

               At end of year                          $    --             --            4,632
                                                       =========      =========      =========

(1) Includes loans originated for and funded by correspondents of $1.2 million, $2.4 million and $2.5 million for 1995, 1996 and 1997, respectively.

Maturities of Loans. The following table shows the contractual maturities of the Savings Bank's loan portfolio at December 31, 1997. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on the Savings Bank's loans totaled $24.0 million, $37.2 million and $49.8 million for the years ended December 31, 1995, 1996 and 1997, respectively.

                                               Mortgage Loans
                                          ------------------------
                                            One-to-                                                  Total
                                             Four-                     Commercial       Consumer     Loans
                                            Family         Other          Loans           Loans    Receivable
                                                                              (In thousands)
 Amounts due:
     Within 1 year                        $     246          3,952         2,327         2,214         8,739
                                          ---------      ---------     ---------     ---------     ---------

     1 to 3 years                             2,699          4,886           346         7,162        15,093
     3 to 5 years                             2,807          6,688         1,537         7,420        18,452
     5 to 10 years                           11,382          8,882           422         8,614        29,300
     10 to 20 years                          30,223         16,683          --           7,424        54,330
     Over 20 years                          198,167          4,876          --            --         203,043
                                          ---------      ---------     ---------     ---------     ---------

     Total due after 1 year                 245,278         42,015         2,305        30,620       320,218
                                          ---------      ---------     ---------     ---------     ---------

     Total amounts due                      245,524         45,967         4,632        32,834       328,957

Less:
     Loans in process                         9,267          2,982          --               4        12,253
     Unearned discounts, premiums
          and deferred loan fees, net          (333)          --            --            --            (333)
     Allowance for loan losses                  747            651            57           229         1,684
                                          ---------      ---------     ---------     ---------     ---------

Loans receivable, net                     $ 235,409         43,534         3,809        32,601       315,353
                                          =========      =========     =========     =========     =========

Loans Due After December 31, 1998. The following table sets forth at December 31, 1997 the dollar amount of all loans due or scheduled to reprice after December 31, 1998, classified according to whether such loans have fixed or adjustable interest rates.

                                              Due after December 31, 1998
                                           -------------------------------------
                                            Fixed       Adjustable        Total
                                           -------        -------        -------
                                                      (In thousands)
Mortgage loans:
     One-to-four-family                    $55,699        189,579        245,278
     Construction and land                   3,212            662          3,874
     Multi-family                              136          4,026          4,162
     Commercial real estate                 10,543         23,436         33,979

Consumer loans                              26,025          4,595         30,620
Commercial loans                               710          1,595          2,305
                                           -------        -------        -------

          Total                            $96,325        223,893        320,218
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

In the years ended December 31, 1995, 1996 and 1997, the Savings Bank's total mortgage loan originations amounted to $50.3 million, $74.4 million and $118.1 million, respectively, of which $46.1 million, $62.9 million and $87.7 million, respectively, were secured by one-to-four-family properties.

At December 31, 1997, 74.6% of total loans receivable consisted of one-to-four-family residential loans, of which 77.4% were ARM loans. The Savings Bank's ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Savings Bank in accordance with market and competitive factors. The Savings Bank offers one-, three- and five-year ARM loans which adjust by a maximum of 2% per adjustment period, with lifetime caps on increases of 5% to 6%, depending upon the program chosen.

The Savings Bank's policy on one-to-four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan, or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%.

Commercial and Multi-Family Real Estate Lending. As of December 31, 1997, $38.0 million, or 11.5% of the Savings Bank's total loan portfolio consisted of commercial real estate loans and $4.5 million, or 1.4% of the Savings Bank's total loan portfolio, consisted of multi-family residential loans.

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

Commercial Loans. As of December 31, 1997, $4.6 million or 1.4% of the Savings Bank's total loan portfolio, consisted of commercial loans.

Construction and Land Loans. The Savings Bank originates loans to finance the construction of one-to-four-family homes and, to a much lesser extent, originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At December 31, 1997, construction (excluding construction/permanent loans) and land loans totaled $3.5 million or 1.1% of the Savings Bank's total loan portfolio.

At December 31, 1997, the Savings Bank had loans in process (undisbursed loan proceeds of construction loans) of $12.3 million. Of that amount, $9.3 million was secured by residential mortgages and $3.0 million secured by commercial mortgages. The Savings Bank makes residential construction loans to homeowners on a long-term basis with amortization beginning at the conclusion of construction, usually a period of about six months. Such loans are carried in the one-to-four-family category and are not separately classified as construction loans. Residential construction loans to builders are carried in the construction and land category.

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

Consumer Lending. At December 31, 1997, $32.8 million or 10.0% of the Savings Bank's total loan portfolio consisted of consumer loans, including home equity loans and lines of credit for consumer purposes and, to a lesser extent, home improvement loans and secured and unsecured personal loans.

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

Loan Approval and Authority. Mortgage loan approval authority for loans exceeding $750,000 has been retained by the Board of Directors which meets weekly in its capacity as the Executive Committee of the Board to consider loan recommendations of the Loan Committee. The Loan Committee is comprised of two outside directors, the President and the Senior Lending Officers of the Savings Bank. Management has been delegated authority to approve mortgage loans, home equity loans, home equity lines of credit and secured consumer loans up to $750,000.

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

At December 31, 1995, 1996 and 1997, delinquencies in the Savings Bank's loan portfolio were as follows:

                                               At December 31, 1995                            At December 31, 1996
                                     ----------------------------------------      ----------------------------------------
                                        60-89 Days           90 Days or More             60-89 Days         90 Days or More
                                     --------------------   -----------------      --------------------   -----------------
                                     Number  Principal      Number   Principal     Number   Principal     Number   Principal
                                       of      Balance        of      Balance        of       Balance       of       Balance
                                      Loans   of Loans       Loans    of Loans      Loans    of Loans      Loans    of Loans
                                      -----   --------       -----    --------      -----    --------      -----    --------
                                                                                             (Dollars in thousands)
One-to-four-family                      6         244          1          52          3          77          8         545
Construction and land                   -          -           3         115          -           -          1          68
Multi-family                            -          -           -          -           -           -          -          -
Commercial real estate                  -          -           -          -           -           -          -          -
                                      ---       -----        ---       -----         --        ----        ---        ----

         Total mortgage loans           6         244          4         167          3          77          9         613

Consumer loans                          7          35          2           7          2          46          4          53
                                       --          --          -        ----          -         ---         --         ---

         Total loans                   13         279          6         174          5         123         13         666
                                       ==         ===          =         ===          =         ===         ==         ===

Delinquent loans to total loans                   .15%                   .09%                   .05%                   .28%
                                                 ====                   ====                    ===                    ===
                                                      At December 31, 1997
                                          -------------------------------------
                                                60-89 Days      90 Days or More
                                          -------------------- ----------------
                                          Number   Principal   Number Principal
                                            of       Balance     of     Balance
                                           Loans    of Loans    Loans  of Loans
                                           -----    --------    -----  --------
One-to-four-family                            7        341        8       240
Construction and land                        -          -         1         2
Multi-family                                 -          -         -        -
Commercial real estate                       -          -         -        -
                                            ---      -----       --      ---

         Total mortgage loans                 7        341        9       242

Consumer loans                                4         24        -        -
                                             --        ---        -     ----

         Total loans                         11        365        9       242
                                             ==        ===        =       ===

Delinquent loans to total loans                        .11%               .07%
                                                       ===                ===

Nonperforming Assets. The following table sets forth information with respect to the Savings Bank's nonperforming assets at the dates indicated.

                                                                  At December 31,
                                               -------------------------------------------------
                                                1993       1994       1995       1996       1997
                                                ----       ----       ----       ----       ----
                                                              (Dollars in thousands)
Nonaccrual mortgage loans                      $ 588        324         70        613        242

Nonaccrual consumer loans                         18          5        104         53       --
                                               -----      -----      -----      -----      -----

Total nonperforming loans                        606        329        174        666        242

Real estate owned                                 72         84        165        361        507
                                               -----      -----      -----      -----      -----

          Total nonperforming assets           $ 678        413        339      1,027        749
                                               =====      =====      =====      =====      =====

Nonperforming loans to total loans               .47%       .21%       .09%       .28%       .07%
                                               =====      =====      =====      =====      =====

Total nonperforming assets to total assets       .23%       .13%       .10%       .30%       .19%
                                               =====      =====      =====      =====      =====

At December 31, 1997, the Savings Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $242,000, $666,000 and $174,000 at December 31, 1997, 1996, and
1995, respectively. For the year ended December 31, 1997, interest income that would have been recorded under the original terms of nonaccrual loans at December 31, 1997 and interest income actually recognized is summarized below:


     Interest income that would have been recorded         $ 21,192
     Interest income recognized                              11,842
                                                             ------

     Interest income foregone                              $  9,350
                                                             ======

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

The following table sets forth information concerning the number and dollar amount of loans and real estate owned classified as "substandard" at the dates indicated. No loans or real estate owned were classified "special mention," "doubtful" or "loss" at those dates.

                                                          Substandard
                                                      ---------------------
                                                       Number        Amount
                                                      (Dollars in thousands)
     At December 31, 1997:
     Loans                                               26       $ 1,141

     Real estate owned:
          One-to-four-family properties                   4           285

          Other                                           3           222
                                                        ---        ------

               Total                                     33       $ 1,648
                                                         ==         =====

     At December 31, 1996:
     Loans                                               23         1,114

     Real estate owned:
          One-to-four-family properties                   1           208
          Other                                           3           153
                                                        ---         -----

               Total                                     27       $ 1,475
                                                         ==         =====

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


                                                At or For the Year Ended December 31,
                                            --------------------------------------------
                                            1993       1994      1995      1996     1997
                                            ----       ----      ----      ----     ----
                                                       (Dollars in thousands)

Balance at beginning of year                $ 520       735       869       977     1,063
Provision for loan losses                     250       138       124       107       649
Charge-offs:
     One-to-four-family                        21         2        --         9        12
     Construction and land                     --        --        16        --        --
     Multi-family                              --        --        --        --        --
     Commercial real estate                    --        --        --        --        --
     Consumer loans                            14         2      --          12        16
                                            -----     -----     -----     -----     -----

          Total charge-offs by category        35         4        16        21        28

Recoveries                                     --        --        --        --        --
                                            -----     -----     -----     -----     -----

Balance at end of year                      $ 735       869       977     1,063     1,684
                                            =====     =====     =====     =====     =====

The following table sets forth the ratios of the Savings Bank's charge-offs and allowances for losses for the years indicated.

                                                  1993          1994         1995          1996           1997
                                                  ----          ----         ----          ----           ----
Net charge-offs during the year
     as a percentage of average loans
     outstanding during the year                  0.02%           - %         .01%           .01%          .01%

Allowance for loan losses as a
     percentage of total loans receivable
     at end of year                               0.57%         0.55%         .52%           .45%          .51%

Allowance for loan losses as a
     percentage of total nonperforming
     assets at end of year                      108.41%       210.41%      288.48%        103.51%       224.83%

Allowance for loan losses as a
     percentage of nonperforming loans
     at end of year                             121.29%       264.13%      561.49%        159.61%       695.87%

                                                          14

The following table sets forth the Savings Bank's specific and general allowance for possible loan losses by type of loan for the years indicated.

                                                                          At December 31,
                               -----------------------------------------------------------------------------------------------------
                                     1993                1994                 1995                  1996                 1997
                               -----------------   -----------------   ------------------   --------------------   -----------------
                                          % of                % of                 % of                  % of                 % of
                                        Loans to            Loans to             Loans to              Loans to             Loans to
                                         Total               Total                Total                 Total                 Total
                               Amount    Loans     Amount    Loans      Amount    Loans       Amount    Loans       Amount    Loans
                                                                       (Dollars in thousands)

At end of year allocated to:
     One-to-four-family        $ 175     82.91%    $ 240      82.80%   $ 275        84.32%  $   302       80.95%   $  507     74.64
     Construction and land        95      2.23       106       4.03      146         2.83       152        2.32       240      1.07
     Multi-family                140      1.67       165       1.95      183         1.64       169        1.76       268      1.36
     Commercial real estate      120      5.19       135       3.91      150         3.53       165        5.73       383     11.54
     Consumer loans              205      8.00       223       7.31      223         7.68       275        9.24       229      9.98
     Commercial loans             -       -           -        -          -          -           -         -           57      1.41


          Total                $ 735    100.00%    $ 869     100.00%   $ 977       100.00%  $ 1,063      100.00%  $ 1,684    100.00%
                                 ===    ======       ===     ======      ===       ======     =====      ======     =====    ======

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

Mortgage-Backed Securities

The Savings Bank invests in collateralized mortgage obligations ("CMOs") and mortgage-backed securities such as government pass-through certificates. At December 31, 1997, the Savings Bank's mortgage-backed securities portfolio totaled $38.3 million, or 9.6% of total assets. The weighted-average interest rate on the total mortgage-backed securities portfolio at December 31, 1997 was 6.78%. The mortgage-backed securities are not due at a single maturity date, and accordingly, contractual maturity information is not presented herein. CMOs, net of related premiums and discounts, totaled $15.3 million or 39.9% of total mortgage-backed securities.

CMOs are typically issued by a special purpose entity, which may be organized in any of a variety of legal forms, such as a trust, a corporation or a partnership. The entity combines pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into different "tranches" or "classes" of securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Under this security structure all principal repayments from the various mortgage pools can be allocated to a mortgage-related securities class or classes structured to have priority until it has been paid off. Thus, these securities are designed to address the reinvestment concerns associated with mortgage-backed security pass-throughs, namely that they tend to pay off more rapidly when interest rates fall. The Savings Bank's CMOs have coupon rates ranging from 4.00% to 7.53% and had a weighted average yield of 6.14% at December 31, 1997.

The Savings Bank's policy is to purchase CMOs rated AA or better by nationally recognized rating services. The majority of the CMOs owned by the Savings Bank are insured or guaranteed either directly or indirectly, through mortgage-backed securities underlying the obligations issued by the FNMA, FHLMC or GNMA.

At December 31, 1997, the Savings Bank had $15.3 million in CMOs representing 3.8% of total assets. Of that amount, $9.1 million or 59.4% had floating rates with caps ranging from 8.50% to 12.65% and which adjust on a monthly basis.

Other mortgage-backed securities, net, totaled $23.0 million or 60.1% of total mortgage-backed securities. Other mortgage-backed securities consist of pass-through certificates issued by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA").

At December 31, 1997, the Savings Bank had mortgage-backed securities available for sale with an aggregate carrying value of $9.3 million, consisting of CMOs, FHLMC five year balloons and FNMA certificates.

The following table sets forth mortgage-backed security purchases, sales, amortization and repayments during the periods indicated:


                                                          Year Ended December 31,
                                                    1995           1996           1997
                                                 ---------      ---------      ---------
                                                             (In thousands)

     At beginning of year                        $ 117,003         93,883         65,736
     Purchases                                       6,038          8,596           --
     Amortization and repayments                   (29,883)       (36,617)       (27,566)
     Change in unrealized loss on securities
          available for sale                           725           (126)           121
                                                 ---------      ---------      ---------

               At end of year                    $  93,883         65,736         38,291
                                                 =========      =========      =========

Investment Securities

At December 31, 1997, the Savings Bank held $20.3 million in investment securities consisting of $7.9 million in U.S. Government and agency securities, classified as available for sale, and $9.2 million in mutual funds, $3.0 million in SBA-related investment securities, classified as held to maturity, and $156,000 in other investment securities, classified as available for sale. In addition, the Savings Bank holds $8.6 million in interest-earning deposits and $2.3 million of FHLB of Atlanta stock.

The following table sets forth certain information regarding the amortized cost and market values of the Savings Bank's interest-earning deposits, FHLB stock and investment securities at the dates indicated:

                                                                           At December 31,
                                               ----------------------------------------------------------------------
                                                         1995                    1996                     1997
                                               ----------------------------------------------------------------------
                                               Amortized     Market    Amortized      Market    Amortized      Market
                                                 Cost        Value       Cost         Value       Cost         Value
                                                 ------      ------       ------       ------      ------      ------
                                                                                (In thousands)

Interest-earning deposits                      $  8,924       8,924        4,077        4,077       8,562       8,562
                                                 ======      ======       ======       ======      ======      ======

FHLB stock                                     $  1,928       1,928        1,939        1,939       2,304       2,304
                                                 ======      ======       ======       ======      ======      ======

Investment securities:
     Held-to-maturity:
          SBA-related investment securities    $  3,441       3,472        3,239        3,271       3,031       3,077
                                                 ======      ======       ======       ======      ======      ======

     Available-for-sale:
          U.S. Government and
               agency securities                 11,475      11,392       20,208       20,176       7,965       7,937
          Other investment securities             1,523       1,532          495          497         151         156
          Investment in mutual funds              8,939       8,900        9,035        8,920       9,258       9,183
                                                 ------      ------       ------       ------      ------      ------

          Total available-for-sale             $ 21,937      21,824       29,738       29,593      17,374      17,276
                                                 ======      ======       ======       ======      ======      ======


     The following table sets forth information concerning the amortized cost and weighted average yields by maturity on investment securities and FHLB stock at December 31, 1997.


                                                        Due After            Due After
                                                      One Through          Five Through         Due After
                           Due Within One Year        Five Years            10 Years             10 Years            Total
                           -------------------- --------------------  ------------------- --------------------  --------------------
                                     Annualized           Annualized           Annualized           Annualized
                                       Weighted             Weighted             Weighted             Weighted           Approximate
                           Amortized   Average  Amortized   Average   Amortized  Average  Amortized    Average   Amortized    Market
                             Cost       Yield    Cost       Yield       Cost     Yield       Cost       Yield      Cost       Value
                             ----       -----    ----       -----       ----     -----       ----       -----      ----       -----
                                                                        (Dollars in thousands)

FHLB stock                                                                                $ 2,304      7.25%     $  2,304   $  2,304
                                                                                          =======                ========   ========

Investment securities:
     U.S. Government
         and agency
         obligations        $ 2,000     5.66%   $ 4,979       5.80%    $ 986     5.93%    $    -         -   %   $  7,965      7,937
     Other investment
         securities             -        -          -          -         -        -         3,182      6.68         3,182      3,233
     Mutual funds               -        -          -          -         -        -         9,258      5.92         9,258      9,183
                            -------     ----    -------       ----     -----     ----     -------                --------    -------

         Total investment
              securities    $ 2,000     5.66%   $ 4,979       5.80%    $ 986     5.93%    $12,440      6.11%     $ 20,405   $ 20,353
                            =======     ====    =======       ====     =====     ====     =======      ====      ========   ========


Sources of Funds

General. Repayments and maturities of mortgage-backed and investment securities, loan repayments, deposits and cash flows generated from operations are the primary sources of the Savings Bank's funds for use in lending, investing and for other general purposes.

Deposits. The Savings Bank offers a variety of deposit accounts having a range of interest rates and terms. The Savings Bank's deposits consist of regular savings, non-interest-bearing checking, NOW checking, money market and certificate accounts. Of the deposit accounts at December 31, 1997, $26.6 million or 8.4% consist of individual retirement accounts ("IRAs").

The Savings Bank has maintained core deposits consisting of passbook and statement savings, money market, non-interest-bearing checking, and NOW checking, which has contributed to a low cost of funds. Such core deposits represented 25.2%, 25.0% and 23.8% of total deposits at December 31, 1995, 1996, and 1997, respectively.

The following table shows the distribution of the Savings Bank's deposits by type at the dates indicated and the weighted-average nominal interest rates on each category of deposits presented at December 31, 1997 (dollars in thousands).

                                                                        At December 31,
                                      1995                      1996                      1997
                              ---------------------   -----------------------    -------------------------------------
                                          Percent                   Percent                    Percent      Weighted-
                                          of Total                  of Total                   of Total      Average
                                 Amount   Deposits       Amount     Deposits       Amount      Deposits        Rate
                                ------      ------      -------       ------       ------          -----         ----
Demand accounts:
     Noninterest bearing
          checking           $   3,482        1.30%   $   4,103         1.46%    $  6,968           2.20%        -   %
     NOW and money
          market accounts       37,272       13.92       39,203        13.86       43,629          13.84         2.24
     Passbook and
          statement
          savings               26,811       10.02       27,412         9.70       24,503           7.77         2.74
                                ------      ------      -------       ------       ------          -----         ----


          Total                 67,565       25.24       70,718        25.02       75,100          23.81         2.38
                                ------      ------      -------       ------       ------          -----         ----

                                                                        At December 31,
                                      1995                      1996                      1997
                              ---------------------   -----------------------    -------------------------------------
                                          Percent                   Percent                    Percent      Weighted-
                                          of Total                  of Total                   of Total      Average
                                 Amount   Deposits       Amount     Deposits       Amount      Deposits        Rate
                                ------      ------      -------       ------       ------          -----         ----
Certificate accounts:
     1-3 months                  5,866        2.19        8,204         2.90        9,834           3.12         4.86
     91 days                       421        0.16          518          .18          538            .17         4.35
     182 day                    20,565        7.68       15,904         5.63       12,171           3.86         4.75
     9 months                   14,593        5.45       17,173         6.07       16,554           5.25         5.51
     10 months                    -           -            -            -          18,791           5.95         5.76
     12 months                  59,925       22.38       53,577        18.96       39,975          12.67         5.22
     12 month IRA               15,574        5.82       16,473         5.83       14,431           4.58         5.44
     18 months                   3,931        1.47        3,136         1.11        2,824            .90         5.36
     20 months                    -           -            -            -          23,152           7.34         5.98
     24 months                  19,946        7.45       46,770        16.55       60,477          19.18         5.86
     30 months                  15,225        5.69       10,628         3.76        8,841           2.80         5.35
     60 months                  44,092       16.47       39,563        13.99       32,702          10.37         5.96
                               -------      ------      -------       ------      -------         ------         ----

          Total                200,138       74.76      211,946        74.98      240,290          76,19         4.57
                               -------      ------      -------       ------      -------         ------         ----

          Total deposits     $ 267,703      100.00%     282,664       100.00%     315,390         100.00%        4.83%
                               =======     =======      =======       ======      =======         ======         ====

The following table presents the deposit activity of the Savings Bank for the years indicated.


                                               Year Ended December 31,
                                        ---------------------------------------
                                            1995           1996           1997
                                        ---------      ---------      ---------
                                                    (In thousands)

Deposits                                $ 472,591        542,019        744,064
Withdrawals                              (465,235)      (536,051)      (721,501)
                                        ---------      ---------      ---------

Deposits in excess of withdrawals           7,356          5,968         22,563

Interest credited on deposits               8,596          8,993         10,163
                                        ---------      ---------      ---------

Total increase in deposits              $  15,952         14,961         32,726
                                        =========      =========      =========


The following table presents the amount of time deposit accounts in amounts of $100,000 or more at December 31, 1997 maturing as follows (in thousands):

Maturity Period

One month through three months                          $   3,228
Over three through six months                                 659
Over six through 12 months                                  3,556
Over 12 months                                              4,753
                                                           ------

     Total                                               $ 12,196
                                                           ======

                                       21

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1995, 1996, and 1997 and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                                                                      Period to Maturity from December 31, 1997
                                  At December 31,             ----------------------------------------------------------
                        ---------------------------------     Within        1 to         2 to         3 to        4 to
                          1995          1996        1997      1 Year       2 Years     3 Years       4 Years     5 Years    Total
                        ---------     -------     -------     -------       ------      ------        -----       -----    -------
                                                                        (In thousands)
 4.01% to 5.00%         $  30,297      49,542      23,215      23,215         -           -            -          -         23,215
 5.01% to 6.00%           108,867     137,394     187,028     143,947       38,960        -           1,909       2,212    187,028
 6.01% to 8.00%            60,974      25,010      30,047        -          18,938      11,094           15       -         30,047
                        ---------     -------     -------     -------       ------      ------        -----       -----    -------

                        $ 200,138     211,946     240,290     167,162       57,898      11,094        1,924       2,212    240,290
                          =======     =======     =======     =======       ======      ======        =====       =====    =======


Borrowings

The Savings Bank is authorized to obtain advances from the FHLB of Atlanta which generally would be collateralized by a blanket lien against the Savings Bank's mortgage portfolio. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Atlanta will advance to member institutions, including the Savings Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Atlanta. At December 31, 1997, the Savings Bank had $30.0 million in FHLB advances outstanding.

From time to time, the Savings Bank enters into agreements with nationally recognized primary securities dealers under which the Savings Bank sells securities subject to repurchase agreements. Such agreements are accounted for as borrowings by the Savings Bank and are secured by the securities sold. At December 31, 1997, the Savings Bank did not have any such borrowings outstanding.

The following table sets forth certain information relating to the Savings Bank's borrowings at the dates indicated:

                                                                           At or For the Year Ended
                                                                              Ended December 31,
                                                                    ---------------------------------------
                                                                     1995           1996           1997
                                                                    -------      ----------     -----------
                                                                            (Dollars in thousands)
FHLB advances:
     Average balance outstanding                                    $   150      $      150     $    13,226
                                                                    =======      ==========     ===========
     Maximum amount outstanding at any month end
          during the year                                           $   150      $      150     $    30,000
                                                                    =======      ==========     ===========
     Balance outstanding at end of year                             $   150      $      150     $    30,000
                                                                    =======      ==========     ===========
     Weighted average interest rate during the year                    7.17%           7.17%           6.15%
                                                                    =======      ==========     ===========
     Weighted average interest rate at end of year                     7.17%           7.17%           6.01%
                                                                    =======      ==========     ===========

                                                                           At or For the Year Ended
                                                                              Ended December 31,
                                                                    ---------------------------------------
                                                                     1995           1996           1997
                                                                    -------      ----------     -----------
                                                                            (Dollars in thousands)
Securities sold under agreements to repurchase:
     Average balance outstanding                                    $   470      $      849     $     5,629
                                                                    =======      ==========     ===========
     Maximum amount outstanding at any month end
          during the year                                           $ 2,031      $    8,048     $    11,952
                                                                    =======      ==========     ===========
     Balance outstanding at end of year                             $  --        $    8,048     $      --
                                                                    =======      ==========     ===========
     Weighted average interest rate during the year                    6.20%           5.65%           5.74%
                                                                    =======      ==========     ===========
     Weighted average interest rate at end of year                       - %           5.63%             --%
                                                                    =======      ==========     ===========

Total borrowings:
     Average balance outstanding                                    $   620      $      999     $    18,855
                                                                    =======      ==========     ===========
     Maximum amount outstanding at any month end
          during the year                                           $ 2,181      $    8,198     $    41,952
                                                                    =======      ==========     ===========
     Balance outstanding at end of year                             $   150      $    8,198     $    30,000
                                                                    =======      ==========     ===========
     Weighted average interest rate during the year                    6.44%           5.68%           6.03%
                                                                    =======      ==========     ===========
     Weighted average interest rate at end of year                     7.17%           5.66%           6.01%
                                                                    =======      ==========     ===========


Subsidiary Activities

The Savings Bank has one wholly-owned subsidiary, Lake County Service Corporation. Lake County Service Corporation was formed to develop a 100-lot subdivision and is now substantially inactive, having sold all but one lot. Lake County Service Corporation also owns an 8.4 acre commercial parcel and a one acre lot adjoining the Savings Bank's main office.

Personnel

As of December 31, 1997, the Savings Bank had 127 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit and the Savings Bank considers its relationship with its employees to be good.

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

The Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Savings Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Savings Bank must notify the OTS thirty days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Savings Bank met each of its capital requirements and it is anticipated that the Savings Bank will not be subject to the interest rate risk component.

The following table presents the Savings Bank's capital position at December 31, 1997.


                                                   Excess                    Capital Ratios
                          Actual      Required  (Deficiency)       Actual      Required
                         Capital      Capital      Amount         Percent       Percent
                         -------      -------      ------         -------       -------
                                            (Dollars in thousands)

Tangible                $ 44,349        6,003       38,346         11.08%        1.50%
Core (leverage)         $ 44,349       12,006       32,343         11.08         3.00
Risk-based:
     Tier I (core)      $ 44,349        8,486       35,863         20.90         4.00
     Total              $ 46,033       16,973       29,060         21.70         8.00


Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier

I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. Deposits of the Savings Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Savings Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Savings Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Savings Bank amounted to $1.7 million on a pre-tax basis and $1.0 million on an after-tax basis.

The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of 1.3 basis points, while SAIF deposits pay 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

The Savings Bank's assessment rate for fiscal 1997 was 6.4 basis points and the premium paid for 1997 was $147,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank.

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

Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one-year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including some savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Savings Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Savings Bank's limit on loans to one borrower was $6.9 million. At December 31, 1997, the Savings Bank's largest aggregate outstanding balance of loans to one borrower was $4.2 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association must either qualify as a "domestic building and loan association" as defined in the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Savings Bank maintained 82.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on the institution's capital levels. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Savings Bank was a Tier 1 Bank.

Liquidity. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. In 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short-term liquid asset requirement. The Savings Bank's liquidity ratio for December 31, 1997 was 8.7%, which exceeded the applicable requirement. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirement.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Savings Bank's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the fiscal years ended December 31, 1997 and 1996 totalled $87,000 and $83,000, respectively.

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

The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not to involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to insiders based, in part, on the Savings Bank's capital position and requires certain board approval procedures to be followed.

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

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation;
interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and increased the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Year 2000

Management has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures, due to processing errors arising from calculations using the year 2000 date. Based on current estimates, the Savings Bank does not expect to incur a material amount of expenses over the next two years on its program to redevelop, replace, or repair its computer applications to make them "year 2000 compliant." While management believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation. Management is requiring its computer system and software vendors to represent that the products provided are, or will be, year 2000 compliant, and has planned a program of testing for compliance. It is recognized that any year 2000 compliance failures could result in additional expense to the Bank.

                           FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Savings Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company. The Savings Bank was last audited by the IRS for the year ended December 31, 1989. For its 1997 taxable year, the Savings Bank is subject to a maximum federal income tax rate of 34%.

Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

Under the residential loan requirement provision, the recapture required by the 1996 Act is suspended for each of two successive taxable years, beginning with 1996, in which the Savings Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding its current taxable year. Under the 1996 Act, for its current and future taxable years, the Savings Bank is permitted to make additions to its tax bad debt reserves. In addition, the Savings Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. At December 31, 1997, the Savings Bank had approximately $910,000 of deferred tax liabilities recorded for the recapture of its bad debt reserves.

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

SAIF Recapitalization Assessment. The Funds Act levied a 65.7 cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act included a provision which stated that the amount of any special assessment paid to capitalize SAIF under this legislation was deductible under Section 162 of the Code in the year of payment.

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

ITEM 2.        PROPERTIES

The Savings Bank conducts its business through its main office and 8 branch offices. The following table sets forth certain information regarding the Savings Bank's office properties:

                                                                Book Value
                                                               of Land and
                                            Date                 Buildings at
Location                                  Acquired           December 31, 1997
--------                                  --------           -----------------
                                                          (Dollars in thousands)
Main Office
800 North Boulevard, West
Leesburg, Florida  34749-0420                1961                  $ 397

Wildwood
837 South Main Street
Wildwood, Florida  34785-0006                1967                    253

Main Street
1409 West Main Street
Leesburg, Florida  34749-0330                1972                    182

Clermont
481 East Highway 50
Clermont, Florida  34712-0730                1982                    647

Eustis
2901 South Bay Street
Eustis, Florida  32727-1270                  1979                    374

Fruitland Park
410 Palm Street
Fruitland Park, Florida  34731               1983                    353

Lady Lake
431 US Highway 441/27
Lady Lake, Florida  32158                    1995                  1,288

Lake Square
10105 US Highway 441
Leesburg, Florida  34788                     1995                    500

South Leesburg (1)
27405 US Highway 27, Suite 123
Leesburg, Florida  34748                     1996                    181

South Leesburg (2)
US Highway 27
Leesburg, Florida  34748                     1996                    375

(1) Leased branch office opened February, 1997.
(2) Parcel of land purchased by the Savings Bank for a future branch office location.

     The Savings Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 1997, such equipment had a net book value of $739,000.

ITEM 3.        LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1997, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER  MATTERS

The   above-captioned   information  appears  under  "Common  Stock  Prices  and
Dividends" in the Registrant's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated Financial Data" on page 6 and 7 of the Registrant's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders on pages 8 through 18 and is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of FFLC Bancorp, Inc. and Subsidiary, together with the report thereon by Hacker, Johnson, Cohen & Grieb PA appear in the Registrant's 1997 Annual Report to Stockholders on pages 19 through 51 and are incorporated herein by reference.

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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information related to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998 at pages 5 through 8.

ITEM 11.       EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998 at pages 13 through 16.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998 at pages 6 through 8.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to pages 16 and 17 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.

(a) The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 1997 Annual Report to Stockholders.

                                                                      Page
                                                                      ----

     Independent Auditor's Report                                       51

     Consolidated Balance Sheets as of December 31, 1997 and 1996       19

     Consolidated Statements of Income for the Years Ended
          December 31, 1997, 1996 and 1995                              20

     Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1997, 1996 and 1995               21-23

     Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1997, 1996 and 1995                     24-25

     Notes to Consolidated Financial Statements for the Years
          Ended December 31, 1997, 1996, and 1995                    26-49

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

     * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on September 27, 1993, Registration No. 33-69466.
     ** Incorporated herein by reference into this document from the Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1994.

          (b) Reports on Form 8-K.
               No reports on Form 8-K were filed by the Company during the fourth quarter.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FFLC BANCORP, INC.


                                      By: /s/ Stephen T. Kurtz
                                          --------------------
                                      Stephen T. Kurtz
                                      Chief Executive Officer and President

                                      Dated: March 19, 1998


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                           Title                                    Date
----                           -----                                    ----

/s/ Joseph J. Junod            Chairman of the Board                  March 19, 1998
-------------------
Joseph J. Junod

/s/ Claron D. Wagner           Vice Chairman of the Board             March 19, 1998
--------------------
Claron D. Wagner

/s/ James P. Logan             Director                               March 19, 1998
------------------
James P. Logan

/s/ Ted R. Ostrander, Jr.      Director                               March 19, 1998
-------------------------
Ted R. Ostrander

/s/ H.D. Robuck, Jr.           Director                               March 19, 1998
--------------------
H.D. Robuck, Jr.

/s/ Stephen T. Kurtz           Chief Executive Officer,
Stephen T. Kurtz               President and Director                 March 19, 1998

/s/ Paul K. Mueller            Executive Vice President, Chief
Paul K. Mueller                Operating Officer and Treasurer
                               and Director                           March 19, 1998


                                       37