Form 10-Q
period 1998-03-31
FFLC BANCORP INC
filed 1998-05-11
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended March 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                    3,749,073 shares outstanding
Common stock, par value $.01 per share                    at April 24, 1998
--------------------------------------              ----------------------------

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets -
       at March 31, 1998 (unaudited) and at December 31, 1997...................

     Condensed Consolidated Statements of Income -
       Three months ended March 31, 1998 and 1997 (unaudited)...................

     Condensed Consolidated Statements of Comprehensive Income -
       Three months ended March 31, 1998 and 1997 (unaudited)...................

     Condensed Consolidated Statement of Stockholders' Equity -
       Three months ended March 31, 1998 (unaudited)............................

     Condensed Consolidated Statements of Cash Flows -
       Three months ended March 31, 1998 and 1997 (unaudited)...................

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

   Item 4.  Submission of Matters to a Vote of Security Holders.................

   Item 5.  Other Information...................................................

   Item 6.  Exhibits and Reports on Form 8-K....................................

SIGNATURES......................................................................

                                         FFLC BANCORP, INC.

                                    Part I. FINANCIAL INFORMATION

                                    Item 1. Financial Statements

                                Condensed Consolidated Balance Sheets
                                          ($ in thousands)

                                                                             At             At
                                                                          March 31,    December 31,
                                                                            1998           1997
                                                                         ---------      ---------
            Assets                                                      (unaudited)
Cash and due from banks                                                  $   5,630          7,122
Interest-bearing deposits                                                   10,888          8,562
                                                                         ---------      ---------

            Cash and cash equivalents                                       16,518         15,684

Securities held to maturity                                                 29,223         32,017
Securities available for sale                                               24,034         26,581
Loans receivable, net of allowance for loan losses of $1,834 in 1998
    and $1,684 in 1997                                                     327,789        315,353
Accrued interest receivable:
    Securities                                                                 405            537
    Loans receivable                                                         1,715          1,597
Premises and equipment, net                                                  5,258          5,313
Foreclosed real estate                                                         447            507
Real estate held for development                                               122            122
Restricted securities - Federal Home Loan Bank stock, at cost                2,737          2,304
Other assets                                                                   403            222
                                                                         ---------      ---------

            Total                                                        $ 408,651        400,237
                                                                         =========      =========

            Liabilities and Stockholders' Equity

Liabilities:
    Demand, NOW and money-market accounts                                   55,512         50,597
    Savings accounts                                                        24,823         24,503
    Certificates                                                           242,424        240,290
                                                                         ---------      ---------

            Total deposits                                                 322,759        315,390

Advances from Federal Home Loan Bank                                        30,000         30,000
Deferred income taxes                                                          549            737
Accrued expenses and other liabilities                                       3,399          2,681
                                                                         ---------      ---------

            Total liabilities                                              356,707        348,808
                                                                         ---------      ---------

                                         FFLC BANCORP, INC.

                                    Part I. FINANCIAL INFORMATION

                                    Item 1. Financial Statements

                                Condensed Consolidated Balance Sheets
                                          ($ in thousands)
                                             (continued)

                                                                             At             At
                                                                          March 31,    December 31,
                                                                            1998           1997
                                                                         ---------      ---------
                                                                        (unaudited)
Stockholders' equity:
    Preferred stock                                                           --             --
    Common stock                                                                44             43
    Additional paid-in-capital                                              28,674         28,265
    Retained income                                                         37,286         36,622
    Accumulated other comprehensive income, net of tax
        of $35 in 1998 and $53 in 1997                                         (60)           (88)
    Treasury stock, at cost                                                (13,132)       (12,466)
    Stock held by Incentive Plan Trusts                                       (868)          (947)
                                                                         ---------      ---------

            Total stockholders' equity                                      51,944         51,429
                                                                         ---------      ---------

            Total                                                        $ 408,651        400,237
                                                                         =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                      FFLC BANCORP, INC.

                          Condensed Consolidated Statements of Income
                            ($ in thousands, except share amounts)


                                                                     For the Three Months
                                                                         Ended March 31,
                                                                    -------------------------
                                                                       1998           1997
                                                                    ----------     ----------
                                                                           (unaudited)
Interest income:
    Loans receivable                                                $    6,620          4,839
    Securities available for sale                                          366            731
    Securities held to maturity                                            542            811
    Other interest-earning assets                                          225            102
                                                                    ----------     ----------

            Total interest income                                        7,753          6,483
                                                                    ----------     ----------

Interest expense:
    Deposits                                                             3,694          3,310
    Borrowed funds                                                         450            129
                                                                    ----------     ----------

            Total interest expense                                       4,144          3,439
                                                                    ----------     ----------

            Net interest income                                          3,609          3,044

Provision for loan losses                                                  148             68
                                                                    ----------     ----------

            Net interest income after provision for loan losses          3,461          2,976
                                                                    ----------     ----------

Noninterest income:
    Deposit account fees                                                   129            119
    Other service charges and fees                                          87             71
    Other                                                                   12              8
                                                                    ----------     ----------

            Total noninterest income                                       228            198
                                                                    ----------     ----------

                                      FFLC BANCORP, INC.

                          Condensed Consolidated Statements of Income
                            ($ in thousands, except share amounts)
                                          (continued)


                                                                     For the Three Months
                                                                         Ended March 31,
                                                                    -------------------------
                                                                       1998           1997
                                                                    ----------     ----------
                                                                           (unaudited)
Noninterest expense:
    Salaries and employee benefits                                       1,261            982
    Occupancy expense                                                      233            219
    Deposit insurance premium                                               48             36
    Data processing expense                                                115            113
    Professional services                                                   50             60
    Advertising and promotion                                               77             34
    Other                                                                  233            187
                                                                    ----------     ----------

            Total noninterest expense                                    2,017          1,631
                                                                    ----------     ----------

Income before income taxes                                               1,672          1,543

Income taxes                                                               681            570
                                                                    ----------     ----------

Net income                                                          $      991            973
                                                                    ==========     ==========

Basic income per share of common stock                              $      .28            .26
                                                                    ==========     ==========

Weighted-average number of shares outstanding for basic              3,602,638      3,812,743
                                                                    ==========     ==========

Diluted income per share of common stock                            $      .26            .24
                                                                    ==========     ==========

Weighted-average number of shares outstanding for diluted            3,803,382      4,005,753
                                                                    ==========     ==========

Dividends per share                                                 $      .09            .07
                                                                    ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements

                                                  FFLC BANCORP, INC.

                               Condensed Consolidated Statements of Comprehensive Income
                                                   ($ in thousands)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                         1998       1997
                                                                        ------     ------
                                                                           (unaudited)
Net income                                                              $  991        973

Other comprehensive income-
        Change in unrealized loss on securities available for sale,
            net of tax of $17 in 1998 and $76 in 1997                       28       (127)
                                                                        ------     ------

Comprehensive income                                                    $1,019        846
                                                                        ======     ======

See accompanying Notes to Condensed Consolidated Financial Statements

                                                         FFLC BANCORP, INC.

                                      Condensed Consolidated Statement of Stockholders' Equity

                                                  Three Months Ended March 31, 1998
                                                          ($ in thousands)


                                                                                  Accumulated                 Stock
                                                                                    Other                     Held by
                                                    Additional                      Compre-                  Incentive     Total
                                         Common      Paid-In         Retained       hensive     Treasury       Plan    Stockholders'
                                         Stock       Capital          Income         Income       Stock        Trusts      Equity
                                         -----       -------          ------         ------       -----        ------      ------
Balance at December 31, 1997            $    43      28,265           36,622          (88)       (12,466)        (947)      51,429

Net proceeds from the issuance
     of 38,226 shares of common
     stock (unaudited)                        1         229             --           --             --           --            230

Net income (unaudited)                     --          --                991         --             --           --            991

Dividends paid, net of $9 of
     dividends on ESOP shares
     recorded as compensation
     expense (unaudited)                   --          --               (327)        --             --           --           (327)

Purchase of treasury stock,
     35,041 shares (unaudited)             --          --               --           --             (666)        --           (666)

Shares committed to participants
     in incentive plans (unaudited)        --           180             --           --             --             79          259

Change in accumulated other
     comprehensive income, net
     of income taxes of $17
     (unaudited)                           --          --               --             28           --           --             28
                                        -------     -------          -------      -------        -------        -----       -------

Balance at March 31, 1998
     (unaudited)                        $    44      28,674           37,286          (60)       (13,132)        (868)      51,944
                                        =======     =======          =======      =======        =======        =====       ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                          FFLC BANCORP, INC.

                           Condensed Consolidated Statements of Cash Flows
                                           ($ in thousands)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                              ----------------------
                                                                                1998           1997
                                                                              --------      --------
                                                                                    (unaudited)
Cash flows from operating activities:
    Net income                                                                $    991           973
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses                                              148            68
            Depreciation                                                            98            93
            Credit for deferred income taxes                                      (205)          (14)
            Shares committed and dividends to incentive plan participants          268           201
            Amortization of premiums or discounts on securities                     (5)          (15)
            Accretion of deferred loan fees and unearned income                      3             2
            Deferral of net loan fees collected, net of costs deferred              61            48
            Gain on sale of foreclosed real estate                                  (4)         --
            Decrease (increase) in accrued interest receivable                      14          (138)
            Increase in other assets                                              (181)         (144)
            Increase in accrued expenses and other liabilities                     718         1,413
                                                                              --------      --------

                    Net cash provided by operating activities                    1,906         2,487
                                                                              --------      --------

Cash flows from investing activities:
    Proceeds from maturities and principal repayments on securities
        held to maturity                                                         2,794         4,464
    Proceeds from maturities and principal repayments on securities
        available for sale                                                       2,738         5,140
    Purchase of securities available for sale                                     (141)       (5,136)
    Loan disbursements                                                         (31,170)      (26,306)
    Principal repayments on loans                                               18,586        10,066
    Purchase of premises and equipment, net                                        (43)         (212)
    Purchase of Federal Home Loan Bank stock                                      (433)         (365)
    Proceeds from sales of foreclosed real estate                                 --               2
                                                                              --------      --------

                    Net cash used in investing activities                       (7,669)      (12,347)
                                                                              --------      --------

                                          FFLC BANCORP, INC.

                           Condensed Consolidated Statements of Cash Flows
                                           ($ in thousands)
                                             (continued)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                              ----------------------
                                                                                1998           1997
                                                                              --------      --------
                                                                                    (unaudited)
Cash flows from financing activities:
    Net increase in savings, demand, NOW and money-market accounts            $  5,235         2,153
    Net increase in certificate accounts                                         2,134         6,600
    Repayment of advances from Federal Home Loan Bank                             --            (150)
    Net increase in securities sold under agreements to repurchase                --           3,904
    Stock options exercised                                                        230           137
    Purchase of treasury stock                                                    (666)       (2,627)
    Cash dividends paid                                                           (336)         (291)
                                                                              --------      --------

                Net cash provided by financing activities                        6,597         9,726
                                                                              --------      --------

Net increase (decrease) in cash and cash equivalents                               834          (134)

Cash and cash equivalents at beginning of period                                15,684        10,157
                                                                              --------      --------

Cash and cash equivalents at end of period                                    $ 16,518        10,023
                                                                              ========      ========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
        Interest                                                              $  4,165         3,370
                                                                              ========      ========

        Income taxes                                                          $    120          --
                                                                              ========      ========
    Noncash investing and financing activities:

        Increase (decrease) in accumulated other comprehensive income         $     28          (127)
                                                                              ========      ========

        Transfer from loans to foreclosed real estate                         $     64            80
                                                                              ========      ========

        Loans originated on sales of foreclosed real estate                   $     64          --
                                                                              ========      ========

        Loans funded by and sold to correspondent                             $  1,366           187
                                                                              ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 1998 and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations and other data for the three-month period ended March 31, 1998, are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

        The condensed consolidated financial statements include the accounts of FFLC Bancorp, Inc. (the "Holding Company"), its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Savings Bank") and the Savings Bank wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118. No impaired loans were identified by the Company during the three months ended March 31, 1998 or 1997.

        An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                             1998          1997
                                                             ----          ----
             Balance at January 1                         $ 1,684         1,063
             Provision for loan losses                        148            68
             Loans charged-off                                -              (8)
             Recoveries                                         2             -
                                                           ------         -----

             Balance at March 31                          $ 1,834         1,123
                                                            =====         =====

3. Impact of New Accounting Issues. In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). That Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in the financial statements with equal prominence as existing financial statements. The adoption of SFAS No. 130 had no significant effect on the Company's financial position at March 31, 1998 or result of operations for the three months then ended.

                               FFLC BANCORP, INC.

4. Per Share Amounts. Income per share of common stock has been determined by dividing net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted income per share calculations. Common stock equivalents are computed using the treasury stock method. The following table presents the calculation of income per share:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
                                                                                1998            1997
                                                                             ----------      ----------
Weighted-average shares of common stock issued and
  outstanding before adjustments for ESOP, RRP and
  common stock options                                                        3,758,462       4,022,100
Adjustment to reflect the effect of unallocated ESOP and
  RRP shares                                                                   (155,824)       (209,357)
                                                                             ----------      ----------

Weighted-average shares for basic net income per share                        3,602,638       3,812,743
                                                                             ==========      ==========

Basic net income per share                                                   $      .28             .26
                                                                             ==========      ==========

Total weighted-average common shares and equivalents
  outstanding for basic net income per share computation                      3,602,638       3,812,743

Additional dilutive shares using the average market value for
  the period utilizing the treasury stock method regarding stock options        200,744         193,010
                                                                             ----------      ----------

Weighted-average common shares and equivalents outstanding for
  diluted net income per share                                                3,803,382       4,005,753
                                                                             ==========      ==========

Diluted net income per share                                                 $      .26             .24
                                                                             ==========      ==========

                               FFLC BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

General
      FFLC Bancorp, Inc. (the "Holding Company") is the holding company for First Federal Savings Bank of Lake County (the "Savings Bank") and its wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). The Company's consolidated results of operations are primarily those of the Savings Bank.

      The Savings Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with principal repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family owner-occupied homes, commercial loans, securities and, to a lesser extent, construction loans, consumer and other loans, and multi-family residential mortgage loans. In addition, the Savings Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Savings Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

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

                               FFLC BANCORP, INC.


Liquidity and Capital Resources
      The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At March 31, 1998, cash, amounts due from depository institutions and interest-bearing deposits, totaled $16.5 million.

      The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet this liquidity requirement. The Savings Bank's liquidity ratio at March 31, 1998 was 9.7% which exceeded the requirement.

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

      At March 31, 1998, the Savings Bank had outstanding commitments to originate $16.7 million of loans and to fund the undisbursed portion of loans in process of approximately $9.5 million and undisbursed commercial lines of credit of approximately $12.8 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At March 31, 1998, certificates of deposit which were scheduled to mature in one year or less totaled $181.6 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of March 31, 1998, that the Savings Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.

      As of March 31, 1998, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, Tier I
      (core), Tier I (risk-based) and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Savings Bank's actual capital amounts and ratios at March 31, 1998 are also presented in the table.

                                                                                                              To Be Well
                                                                                  Minimum                    Capitalized
                                                                                For Capital                   For Prompt
                                                                                  Adequacy                  Corrective Action
                                                      Actual                      Purposes                    Provisions
                                          Ratio       Amount           Ratio       Amount           Ratio       Amount
                                          -----       ------           -----       ------           -----       ------
                                                                      (Dollars in thousands)
         Stockholders' equity,
             and ratio to total
             assets                       10.34%     $  42,250
         Less: investment in
             nonincludable
             subsidiary                                   (195)
         Add back: unrealized loss on
             available-for-sale
             securities                                      9
                                                     ---------
         Tangible capital,
             and ratio to adjusted
             total assets                 10.30%     $  42,064           1.5%    $  6,128
                                                       =======                     ======
         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                       10.30%     $  42,064           3.0%    $ 12,256            5.0%    $ 20,426
                                                       =======                     ======                      ======
         Tier 1 capital, and ratio
             to risk-weighted assets      18.87%        42,064           4.0%    $  8,917            6.0%    $ 13,376
                                                                                   ======                      ======
         Tier 2 capital (allowance for
             loan losses)                                1,834

         Total risk-based capital,
             and ratio to risk-
             weighted assets              19.69%    $   43,898           8.0%    $ 17,835           10.0%    $ 22,293
                                                      ========                     ======                      ======
         Total assets                                $ 408,708
                                                       =======
         Adjusted total assets                       $ 408,522
                                                       =======
         Risk-weighted assets                        $ 222,934
                                                       =======

                               FFLC BANCORP, INC.

    During the three months ended March 31, 1998, the Savings Bank declared and paid a cash dividend of $3.5 million to the Holding Company.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                     Three Months                         Three Months
                                                                        Ended          Year Ended             Ended
                                                                       March 31,       December 31,         March 31,
                                                                         1998              1997                1997
                                                                     ------------      ------------       ------------
        Average equity as a percentage
           of average assets                                            12.83%            13.93%              15.02%

        Total equity to total assets at end of period                   12.71%            12.85%              14.47%

        Return on average assets                                          .98%             1.00%               1.10%

        Return on average equity                                         7.64%             7.18%               7.35%

        Noninterest expense to average assets                            2.00%             1.99%               1.85%

        Nonperforming assets to total assets
           at end of period                                               .31%              .19%                .27%

        Operating efficiency ratio                                      52.57%            53.54%              50.31%
                                                                             At              At               At
                                                                          March 31,      December 31,      March 31,
                                                                            1998            1997             1997
                                                                          ---------      ------------      ---------
   Weighted-average interest rates:
        Interest-earning assets:
           Loans receivable                                                 8.16%            8.18%           8.19%
           Securities                                                       6.51%            6.51%           6.35%
           Other interest-earning assets                                    6.21%            6.23%           6.31%
                Total interest-earning assets                               7.87%            7.87%           7.65%
        Interest-bearing liabilities:
           Deposits                                                         4.69%            4.83%           4.74%
           Borrowed funds                                                   6.01%            6.01%           5.66%
                Total interest-bearing liabilities                          4.80%            4.94%           4.77%
        Interest-rate spread                                                3.07%            2.93%           2.88%

Change in Financial Condition
Total assets increased $8.4 million or 2.1%, from $400.2 million at December 31, 1997 to $408.7 million at March 31, 1998, primarily as a result of an increase in loans receivable of $12.4 million, partially offset by decreases in securities available for sale and held to maturity of $2.5 million and $2.8 million, respectively. Deposits increased $7.4 million from $315.4 at December 31, 1997 to $322.8 million at March 31, 1998. The $515,000 net increase in stockholders equity during the three months ended March 31, 1998 resulted from net income of $991,000, credits to equity totaling $259,000 related to the stock incentive plans, proceeds of $230,000 from stock options exercised and a $28,000 decrease in accumulated other comprehensive income, partially offset by repurchases of the Company's stock of $666,000 and dividends paid of $327,000.

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

                                                                      Three Months Ended March 31,
                                                 ------------------------------------------------------------------
                                                               1998                             1997
                                                 ------------------------------    --------------------------------
                                                                        Average                             Average
                                                   Average               Yield/    Average                   Yield/
                                                   Balance   Interest    Cost      Balance     Interest      Cost
                                                                      (Dollars in thousands)
Interest-earning assets:
    Loans receivable (1)                         $ 317,721     6,620      8.33%    $ 233,581     4,839       8.29%
    Securities                                      56,609       908      6.42        97,764     1,542       6.31
    Other interest-earning assets (2)               15,518       225      5.80         7,102       102       5.74
                                                 ---------     -----      ----     ---------     -----       ----

            Total interest-earning assets          389,848     7,753      7.95       338,447     6,483       7.66
                                                               -----                             -----

Noninterest-earning assets                          14,335                            14,259
                                                 ---------                         ---------

            Total assets                         $ 404,183                         $ 352,706
                                                 =========                         =========

Interest-bearing liabilities:
    Deposits                                       318,042     3,694      4.65       285,352     3,310       4.64
    Borrowed funds                                  30,000       450      6.00         9,272       129       5.56
                                                 ---------     -----      ----     ---------     -----       ----

            Total interest-bearing liabilities     348,042     4,144      4.76       294,624     3,439       4.67
                                                               -----                             -----

Noninterest-bearing liabilities                      4,274                             5,118
Stockholders' equity                                51,867                            52,964
                                                 ---------                         ---------
            Total liabilities and
              stockholders' equity               $ 404,183                         $ 352,706
                                                 =========                         =========
Net interest income                                          $ 3,609                           $ 3,044
                                                             =======                           =======
Interest-rate spread (3)                                                  3.19%                              2.99%
                                                                          ====                               ====
Net average interest-earning assets,
    net margin (4)                               $  41,806                3.70%    $  43,823                 3.60%
                                                 =========                ====     =========                 ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities              1.12                              1.15
                                                      ====                              ====

(1)     Includes nonaccrual loans.
(2)     Includes interest-bearing deposits and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended March 31, 1998 and 1997


Results of Operations

General Operating Results. Net income for the three-month period ended March 31, 1998 was $991,000 compared to $973,000 for the 1997 period. The increase in net income resulted from an increase in net interest income of $565,000, partially offset by a $386,000 increase in noninterest expense and an $80,000 increase in the provision for loan losses.

Interest Income. Interest income increased $1.3 million, or 19.6%, from $6.5 million for the three-month period ended March 31, 1997 to $7.8 million for the three-month period ended March 31, 1998. The increase was due to a $51.4 million increase in average interest-earning assets outstanding during the three-month period ended March 31, 1998, compared to the 1997 period, and an increase in the average yield on interest-earning assets from 7.66% for the three-month period ended March 31, 1997, to 7.95% for the three-month period ended March 31, 1998.

Interest Expense. Interest expense increased $705,000 or 20.5%, from $3.4 million for the three-month period ended March 31, 1997 to $4.1 million for the three-month period ended March 31, 1998. The increase was due to increases of $32.7 million and $20.7 million in average deposits and borrowed funds outstanding, respectively. Average deposits increased from $285.4 million outstanding during the three months ended March 31, 1997 to $318.0 million outstanding during the comparable period for 1998. Average borrowed funds increased from $9.3 million outstanding during the three months ended March 31, 1997 to $30.0 million outstanding during the three months ended March 31, 1998.

Noninterest Expense. Noninterest expense increased by $386,000, or 23.7% from the three-month period ended March 31, 1997 to the three-month period ended March 31, 1998. The increase was primarily due to increases in salaries and employee benefits of $279,000, other noninterest expenses of $46,000 and advertising and promotion of $43,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $570,000 for the three-month period ended March 31, 1997 (an effective tax rate of 36.9%) to $681,000 (an effective tax rate of 40.7%) for the corresponding period in 1998.

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

    Not applicable

Item 5.     Other Information

    Not applicable

Item 6.     Exhibits and Reports on Form 8-K

    a. Exhibit 27 Financial Data Schedules (for SEC use only):

        Exhibit 27-1 Current Quarter
        Exhibit 27-2 Restated 1996 Data
        Exhibit 27-3 Restated 1997 Data

    b. There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                               FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        FFLC BANCORP, INC.
                                                           (Registrant)






Date:   May 8, 1998                           By:  /s/ Stephen T. Kurtz
                                                   ---------------------
                                                   Stephen T. Kurtz, President
                                                   and Chief Executive Officer






Date:   May 8, 1998                           By:   /s/ Paul K. Mueller
                                                    --------------------
                                                    Paul K. Mueller, Executive
                                                    Vice President and Treasurer