Form 10-Q
period 1998-06-30
FFLC BANCORP INC
filed 1998-08-10
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                      to


                         Commission file number 0-22608

                               FFLC BANCORP, INC.
--------------------------------------------------------------------------------
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common stock,                                   3,742,212 shares
     par value $.01 per share                       outstanding at July 31, 1998
     ------------------------                       ----------------------------

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets -
       at June 30, 1998 (unaudited) and at December 31, 1997...................

     Condensed Consolidated Statements of Income -
       Three and Six months ended June 30, 1998 and 1997 (unaudited)...........

     Condensed Consolidated Statements of Comprehensive Income -
       Three and Six months ended June 30, 1998 and 1997 (unaudited)...........

     Condensed Consolidated Statement of Stockholders' Equity -
       Six months ended June 30, 1998 (unaudited)..............................

     Condensed Consolidated Statements of Cash Flows -
       Six months ended June 30, 1998 and 1997 (unaudited).....................

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

   Item 4.  Submission of Matters to a Vote of Security Holders................

   Item 5.  Other Information..................................................

   Item 6.  Exhibits and Reports on Form 8-K...................................

SIGNATURES.....................................................................

                                         FFLC BANCORP, INC.

                                    Part I. FINANCIAL INFORMATION

                                    Item 1. Financial Statements

                                Condensed Consolidated Balance Sheets
                                          ($ in thousands)

                                                                            At            At
                                                                          June 30,   December 31,
                                                                         ---------   ------------
                                                                           1998          1997
                                                                         ---------    ---------
            Assets                                                      (unaudited)

Cash and due from banks ............................................     $  5,910        7,122
Interest-bearing deposits ..........................................       12,500        8,562
                                                                         --------     --------

            Cash and cash equivalents ..............................       18,410       15,684

Securities held to maturity ........................................       25,303       32,017
Securities available for sale ......................................       15,394       26,581
Loans receivable, net of allowance for loan losses of $2,034 in 1998
    and $1,684 in 1997 .............................................      342,539      315,353
Accrued interest receivable:
    Securities .....................................................          367          537
    Loans receivable ...............................................        1,793        1,597
Premises and equipment, net ........................................        5,186        5,313
Foreclosed real estate .............................................          203          507
Real estate held for development ...................................          122          122
Restricted securities - Federal Home Loan Bank stock, at cost ......        2,737        2,304
Other assets .......................................................          389          222
                                                                         --------     --------

            Total ..................................................     $412,443      400,237
                                                                         ========     ========

            Liabilities and Stockholders' Equity

Liabilities:
    Demand, NOW and money-market accounts ..........................       56,477       50,597
    Savings accounts ...............................................       23,769       24,503
    Certificates ...................................................      245,721      240,290
                                                                         --------     --------

            Total deposits .........................................      325,967      315,390

Advances from Federal Home Loan Bank ...............................       30,000       30,000
Deferred income taxes ..............................................          445          737
Accrued expenses and other liabilities .............................        3,241        2,681
                                                                         --------     --------

            Total liabilities ......................................      359,653      348,808
                                                                         --------     --------

                                Condensed Consolidated Balance Sheets
                                          ($ in thousands)
                                            (continued)

                                                               At             At
                                                             June 30,    December 31,
                                                            ---------    ------------
                                                              1998           1997
                                                            ---------     ---------
            Assets                                         (unaudited)

Stockholders' equity:
    Preferred stock ..................................          --             --
    Common stock .....................................            44             43
    Additional paid-in-capital .......................        28,886         28,265
    Retained income ..................................        38,053         36,622
    Accumulated other comprehensive income, net of tax
        of $43 in 1998 and $53 in 1997 ...............           (71)           (88)
    Treasury stock, at cost ..........................       (13,333)       (12,466)
    Stock held by Incentive Plan Trusts ..............          (789)          (947)
                                                           ---------      ---------

            Total stockholders' equity ...............        52,790         51,429
                                                           ---------      ---------

            Total ....................................     $ 412,443        400,237
                                                           =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                             FFLC BANCORP, INC.

                                 Condensed Consolidated Statements of Income
                                   ($ in thousands, except share amounts)


                                                        Three Months Ended            Six Months Ended
                                                             June 30,                      June 30,
                                                    -------------------------     -------------------------
                                                        1998          1997           1998           1997
                                                    ----------     ----------     ----------     ----------
                                                           (unaudited)                    (unaudited)
Interest income:
    Loans receivable ..........................     $    6,901          5,332         13,521         10,171
    Securities available for sale .............            247            697            613          1,428
    Securities held to maturity ...............            475            735          1,017          1,546
    Other interest-earning assets .............            266            116            491            218
                                                    ----------     ----------     ----------     ----------

            Total interest income .............          7,889          6,880         15,642         13,363
                                                    ----------     ----------     ----------     ----------

Interest expense:
    Deposits ..................................          3,739          3,511          7,433          6,821
    Borrowed funds ............................            456            230            906            359
                                                    ----------     ----------     ----------     ----------

            Total interest expense ............          4,195          3,741          8,339          7,180
                                                    ----------     ----------     ----------     ----------

Net interest income ...........................          3,694          3,139          7,303          6,183

Provision for loan losses .....................            225             70            373            138
                                                    ----------     ----------     ----------     ----------

            Net interest income after provision
                for loan losses ...............          3,469          3,069          6,930          6,045
                                                    ----------     ----------     ----------     ----------

                                             FFLC BANCORP, INC.

                                 Condensed Consolidated Statements of Income
                                   ($ in thousands, except share amounts)
                                                (continued)


                                                        Three Months Ended            Six Months Ended
                                                             June 30,                      June 30,
                                                    -------------------------     -------------------------
                                                        1998          1997           1998           1997
                                                    ----------     ----------     ----------     ----------
                                                           (unaudited)                    (unaudited)
Noninterest income:
    Deposit account fees ......................            137            106            266            225
    Other service charges and fees ............            150             92            237            163
    Other .....................................             39             18             51             26
                                                    ----------     ----------     ----------     ----------

            Total noninterest income ..........            326            216            554            414
                                                    ----------     ----------     ----------     ----------

Noninterest expense:
    Salaries and employee benefits ............          1,295          1,180          2,556          2,162
    Occupancy expense .........................            254            226            487            445
    Deposit insurance premiums ................             49             36             97             72
    Advertising and promotion .................             65             65            142             99
    Data processing expense ...................            115            107            230            220
    Professional services .....................             74             57            124            117
    Other .....................................            197            212            430            399
                                                    ----------     ----------     ----------     ----------

            Total noninterest expense .........          2,049          1,883          4,066          3,514
                                                    ----------     ----------     ----------     ----------

Income before income taxes ....................          1,746          1,402          3,418          2,945

Income taxes ..................................            650            500          1,331          1,070
                                                    ----------     ----------     ----------     ----------

Net income ....................................     $    1,096            902          2,087          1,875
                                                    ==========     ==========     ==========     ==========

Basic income per share of common stock ........     $      .30            .24            .58            .50
                                                    ==========     ==========     ==========     ==========

Weighted-average number of shares outstanding
    for basic .................................      3,611,634      3,694,088      3,606,678      3,756,975
                                                    ==========     ==========     ==========     ==========

Diluted income per share of common stock ......     $      .29            .23            .55            .47
                                                    ==========     ==========     ==========     ==========

Weighted-average number of shares outstanding
    for diluted ...............................      3,803,297      3,904,148      3,803,281      4,020,059
                                                    ==========     ==========     ==========     ==========

Dividends per share of common stock ...........     $      .09            .07            .18            .14
                                                    ==========     ==========     ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements

                                           FFLC BANCORP, INC.

                        Condensed Consolidated Statements of Comprehensive Income
                                            ($ in thousands)


                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                  June 30,
                                                           --------------------     -------------------
                                                            1998           1997       1998        1997
                                                           -------      -------     -------     -------
                                                                (unaudited)            (unaudited)

Net income ...........................................     $ 1,096          902       2,087       1,875

Other comprehensive income-
        Change in unrealized loss on securities
            available  for sale,  net of tax (benefit)
            of $(7) and $78 for the three  months
            ended June 30, 1998 and 1997,  and
            $10 and $2 for the six months ended
            June 30 in 1998 and 1997 .................         (11)         131          17           4
                                                           -------      -------     -------     -------

Comprehensive income .................................     $ 1,085        1,033       2,104       1,879
                                                           =======      =======     =======     =======


See accompanying Notes to Condensed Consolidated Financial Statements

                                                         FFLC BANCORP, INC.

                                      Condensed Consolidated Statement of Stockholders' Equity

                                                   Six Months Ended June 30, 1998
                                                          ($ in thousands)


                                                                            Accumulated                 Stock
                                                                               Other                    Held by
                                                   Additional                 Compre-                 Incentive       Total
                                         Common      Paid-In    Retained      hensive    Treasury       Plan     Stockholders'
                                         Stock       Capital     Income       Income       Stock        Trusts       Equity
                                         -----       -------     ------       ------       -----        ------       ------
Balance at December 31, 1997 ......     $    43      28,265      36,622          (88)     (12,466)        (947)      51,429

Net proceeds from the issuance
     of 42,792 shares of common
     stock (unaudited) ............           1         256        --           --           --           --            257

Net income (unaudited) ............        --          --         2,087         --           --           --          2,087

Dividends paid, net of $19 of
     dividends on ESOP shares
     recorded as compensation
     expense (unaudited) ..........        --          --          (656)        --           --           --           (656)

Purchase of treasury stock,
     45,041 shares (unaudited) ....        --          --          --           --           (867)        --           (867)

Shares committed to participants
     in incentive plans (unaudited)        --           365        --           --           --            158          523

Change in accumulated other
     comprehensive income, net
     of income taxes of $10
     (unaudited) ..................        --          --          --             17         --           --             17
                                        -------     -------     -------      -------      -------      -------      -------

Balance at June 30, 1998
     (unaudited) ..................     $    44      28,886      38,053          (71)     (13,333)        (789)      52,790
                                        =======     =======     =======      =======      =======      =======      =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                 FFLC BANCORP, INC.

                                  Condensed Consolidated Statements of Cash Flows
                                                  ($ in thousands)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                            ----------------------
                                                                                              1998          1997
                                                                                            --------      --------
                                                                                                    (unaudited)
Cash flows from operating activities:
    Net income ........................................................................     $  2,087         1,875
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses .................................................          373           138
            Depreciation ..............................................................          201           192
            Credit for deferred income taxes ..........................................         (302)         (103)
            Shares committed and dividends to incentive plan participants .............          542           429
            Amortization of premiums or discounts
                on securities .........................................................          (23)          (27)
            Accretion of deferred loan fees and unearned income .......................           35             3
            Deferral of net loan fees collected, net of costs deferred ................          122            97
            Gain on sale of foreclosed real estate ....................................          (36)          (11)
            Increase in accrued interest receivable ...................................          (26)         (216)
            Increase in other assets ..................................................         (167)         (114)
            Increase (decrease) in accrued expenses and other liabilities .............          560         1,195
                                                                                            --------      --------

                    Net cash provided by operating activities .........................        3,366         3,458
                                                                                            --------      --------

Cash flows from investing activities:
    Proceeds from maturities and principal repayments on  securities held to maturity .        6,716         8,717
    Proceeds from maturities and principal repayments on  securities available for sale       11,511         8,832
    Purchase of securities available for sale .........................................         (276)       (6,230)
    Loan disbursements ................................................................      (67,084)      (66,175)
    Principal repayments on loans .....................................................       39,680        21,342
    Purchase of premises and equipment, net ...........................................          (74)         (339)
    Purchase of Federal Home Loan Bank stock ..........................................         (433)         (365)
    Proceeds from sales of foreclosed real estate .....................................           28           242
                                                                                            --------      --------

                    Net cash used in investing activities .............................       (9,932)      (33,976)
                                                                                            --------      --------

                                      FFLC BANCORP, INC.

                  Condensed Consolidated Statements of Cash Flows, Continued
                                       ($ in thousands)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       ----------------------
                                                                         1998          1997
                                                                       -------       --------
                                                                             (unaudited)
Cash flows from financing activities:
    Net increase in demand, savings, NOW and
        money-market accounts ....................................        5,146         1,496
    Net increase in certificate accounts .........................        5,431        17,695
    Increase in advances from Federal Home Loan Bank .............         --          19,850
    Net increase in securities sold under agreements to repurchase         --           1,960
    Stock options exercised ......................................          257           173
    Purchase of treasury stock ...................................         (867)       (3,349)
    Cash dividends paid ..........................................         (675)         (572)
                                                                       --------      --------

                Net cash provided by financing activities ........        9,292        37,253
                                                                       --------      --------

Net increase in cash and cash equivalents ........................        2,726         6,735

Cash and cash equivalents at beginning of period .................       15,684        10,157
                                                                       --------      --------

Cash and cash equivalents at end of period .......................     $ 18,410        16,892
                                                                       ========      ========

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
        Interest .................................................     $  8,482         7,130
                                                                       ========      ========

        Income taxes .............................................     $  1,608         1,055
                                                                       ========      ========
    Noncash investing and financing activities:

        Increase in accumulated other comprehensive income .......     $     17             4
                                                                       ========      ========

        Transfer from loans to foreclosed real estate ............     $      3           158
                                                                       ========      ========

        Loans originated on sales of foreclosed real estate ......     $    315            54
                                                                       ========      ========

        Loans funded by and sold to correspondent ................     $  3,716           968
                                                                       ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 1998 and the results of operations for the three- and six-month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30,1998 and 1997. The results of operations for the three-and six-month periods ended June 30, 1998 and 1997 and other data for the three- and six-month periods ended June 30, 1998, are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

        The condensed consolidated financial statements include the accounts of FFLC Bancorp, Inc. (the "Holding Company"), its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Savings Bank") and the Savings Bank's wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118. No impaired loans were identified by the Company during the six months ended June 30, 1998 or 1997.

        An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                         Three Months Ended         Six Months Ended
                                                June 30,                 June 30,
                                         --------------------     --------------------
                                           1998         1997        1998         1997
                                         -------      -------     -------      -------
Beginning balance ..................     $ 1,834        1,123       1,684        1,063
Provision for loan losses ..........         225           70         373          138
Loans charged-off, net of recoveries         (25)        --           (23)          (8)
                                         -------      -------     -------      -------

Ending balance .....................     $ 2,034        1,193       2,034        1,193
                                         =======      =======     =======      =======

3. Impact of New Accounting Issues. In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). That Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in the financial statements with equal prominence as existing financial statements. The adoption of SFAS No. 130 had no significant effect on the Company's financial position at June 30, 1998 or results of operations for the three and six months then ended.

                               FFLC BANCORP, INC.

4. Per Share Amounts. Income per share of common stock has been determined by dividing net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Stock options are regarded as common stock equivalents and are therefore considered in both basic and diluted income per share calculations. Common stock equivalents are computed using the treasury stock method. The following table presents the calculation of basic and diluted income per share:

                                                                 Three Months Ended             Six Months Ended
                                                                     June 30,                        June 30,
                                                           ---------------------------     --------------------------
                                                               1998            1997           1998            1997
                                                           ----------      ----------      ----------      ----------
Weighted-average shares of common stock issued and
   outstanding before adjustments for ESOP, RRP
   and common stock options ..........................      3,754,307       3,890,293       3,755,926       3,959,600
Adjustment to reflect the effect of unallocated ESOP
   and RRP shares ....................................       (142,673)       (196,205)       (149,248)       (202,625)
                                                           ----------      ----------      ----------      ----------

Weighted-average shares for basic net income per share      3,611,634       3,694,088       3,606,678       3,756,975
                                                           ==========      ==========      ==========      ==========

Basic net income per share ...........................     $      .30             .24             .58             .50
                                                           ==========      ==========      ==========      ==========

Total weighted-average common shares and
   equivalents outstanding for basic net income per
   share computation .................................      3,611,634       3,694,088       3,606,678       3,756,975

Additional dilutive shares using the average market
   value for the period utilizing the treasury stock
   method regarding stock options ....................        191,663         210,060         196,603         263,084
                                                           ----------      ----------      ----------      ----------

Weighted-average common shares and equivalents
   outstanding for diluted net income per share ......      3,803,297       3,904,148       3,803,281       4,020,059
                                                           ==========      ==========      ==========      ==========

Diluted net income per share .........................     $      .29             .23             .55             .47
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

                               FFLC BANCORP, INC.


Liquidity and Capital Resources
      The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At June 30, 1998, cash, amounts due from depository institutions and interest-bearing deposits, totaled $18.4 million.

      The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet this liquidity requirement. The Savings Bank's liquidity ratio at June 30, 1998 exceeded the requirement.

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

      At June 30, 1998, the Savings Bank had outstanding commitments to originate $17.7 million of loans and to fund the undisbursed portion of loans in process of approximately $11.2 million and undisbursed commercial lines of credit of approximately $17.8 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At June 30, 1998, certificates of deposit which were scheduled to mature in one year or less totaled $192.2 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of June 30, 1998, that the Savings Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


      As of June 30, 1998, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Savings Bank's actual capital amounts and ratios at June 30, 1998 are also presented in the table.

                                                                                                      To Be Well
                                                                           Minimum                  Capitalized
                                                                         For Capital                  For Prompt
                                                                           Adequacy                Corrective Action
                                                      Actual               Purposes                   Provisions
                                          Ratio       Amount           Ratio      Amount           Ratio      Amount
                                          -----       ------           -----      ------           -----      ------
                                                                   (Dollars in thousands)
         Stockholders' equity,
             and ratio to total
             assets                       10.56%    $   43,561
         Less: investment in
             nonincludable
             subsidiary                                   (195)
         Add back: unrealized loss on
             available-for-sale
             securities                                      8

         Tangible capital,
             and ratio to adjusted
             total assets                 10.52%    $   43,374           1.5%   $   6,186
                                                    ==========                  =========

         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                       10.52%    $   43,374           3.0%    $ 12,372            5.0%    $ 20,620
                                                    ==========                   ========                    ========

         Tier 1 capital, and ratio
             to risk-weighted assets      18.83%        43,374           4.0%    $  9,214            6.0%    $ 13,821
                                                                                 ========                    ========

         Tier 2 capital (allowance for
             loan losses and deductible
             assets)                                     1,960

         Total risk-based capital,
             and ratio to risk-
             weighted assets              19.68%    $   45,334           8.0%    $ 18,428           10.0%    $ 23,034
                                                    ==========                   ========                    ========

         Total assets                               $  412,595
                                                    ==========

         Adjusted total assets                      $  412,408
                                                    ==========

         Risk-weighted assets                       $  230,344
                                                    ==========

                               FFLC BANCORP, INC.

    During March 1998, the Savings Bank declared and paid a cash dividend of $3.5 million to the Holding Company.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                      Six Months                          Six Months
                                                                        Ended            Year Ended          Ended
                                                                       June 30,        December 31,         June 30,
                                                                         1998             1997               1997
                                                                       --------          -------            ------
        Average equity as a percentage
           of average assets                                            12.85%            13.93%              14.53%

        Total equity to total assets at end of period                   12.80%            12.85%              13.48%

        Return on average assets                                         1.03%             1.00%               1.04%

        Return on average equity                                         8.00%             7.18%               7.13%

        Noninterest expense to average assets                            2.00%             1.99%               1.94%

        Nonperforming assets to total assets
           at end of period                                               .26%              .19%                .19%

        Operating efficiency ratio                                      51.75%            53.54%              53.27%
                                                           At               At             At
                                                        June 30,       December 31,      June 30,
                                                          1998             1997           1997
                                                         ------           ------         ------
   Weighted-average interest rates:
        Interest-earning assets:
           Loans receivable                                8.13%           8.18%          8.18%
           Securities                                      6.58%           6.51%          6.60%
           Other interest-earning assets                   6.34%           6.23%          6.13%
                Total interest-earning assets              7.90%           7.87%          7.69%
        Interest-bearing liabilities:
           Deposits                                        4.82%           4.94%          4.93%
           Borrowed funds                                  6.01%           6.01%          6.02%
                Total interest-bearing liabilities         4.92%           5.03%          5.03%
        Interest-rate spread                               2.98%           2.84%          2.66%

Change in Financial Condition
Total assets increased $12.2 million or 3.0%, from $400.2 million at December 31, 1997 to $412.4 million at June 30, 1998, primarily as a result of an increase in loans receivable of $27.2 million, partially offset by a decrease in securities of $17.9 million. Deposits increased $10.6 million from $315.4 million at December 31, 1997 to $326.0 million at June 30, 1998. The $1.4 net increase in stockholders equity during the six months ended June 30, 1998 resulted from net income of $2.1 million, credits to equity totaling $523,000 related to the stock incentive plans, proceeds of $257,000 from stock options exercised and a $17,000 decrease in net accumulated other comprehensive income, partially offset by repurchases of the Company's stock of $867,000 and dividends paid of $656,000.

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

                                                                    Three Months Ended June 30,
                                                 ----------------------------------------------------------------
                                                              1998                             1997
                                                 -------------------------------    -----------------------------
                                                                        Average                           Average
                                                   Average               Yield/     Average               Yield/
                                                   Balance   Interest     Cost      Balance  Interest      Cost
                                                  --------     ------              ---------   ------

                                                                         ($ in Thousands)
Interest-earning assets:
    Loans receivable (1)                         $ 332,806      6,901     8.29%    $ 254,484    5,332       8.38%
    Securities                                      45,091        722     6.40        91,020    1,432       6.29
    Other interest-earning assets (2)               18,093        266     5.88         7,844      116       5.92
                                                  --------     ------              ---------   ------

        Total interest-earning assets              395,990      7,889     7.97       353,348    6,880       7.79
                                                                -----                           -----
Noninterest-earning assets                          12,795                            20,982
                                                   -------                           -------

        Total assets                             $ 408,785                         $ 374,330
                                                   =======                           =======
Interest-bearing liabilities:
    Deposits                                       314,551      3,739     4.75       289,508    3,511       4.85
    Borrowed funds                                  30,000        456     6.08        15,611      230       5.89
                                                   -------     ------                -------   ------

        Total interest-bearing liabilities         344,551      4,195     4.87       305,119    3,741       4.90
                                                                -----                           -----

Noninterest-bearing deposits                         7,442                             6,142
Noninterest-bearing liabilities                      4,344                            10,828
Stockholders' equity                                52,448                            52,241
                                                   -------                           -------
        Total liabilities and
            stockholders' equity                 $ 408,785                         $ 374,330
                                                   =======                           =======
Net interest income                                           $ 3,694                         $ 3,139
                                                                =====                           =====
Interest-rate spread (3)                                                  3.10%                            2.89%
                                                                          ====                             ====
Net average interest-earning assets,
    net interest margin (4)                      $  51,439                3.73%    $  48,229               3.55%
                                                   =======                ====       =======               ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities              1.15                              1.16
                                                      ====                              ====

----------
(1)  Includes nonaccrual loans.
(2)  Includes interest-bearing deposits and FHLB stock.
(3)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the  average  cost  of  interest-   bearing
     liabilities.
(4)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

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

                                                                          Six Months Ended June 30,
                                                      ----------------------------------------------------------------
                                                                   1998                             1997
                                                      -----------------------------    -------------------------------
                                                                            Average                            Average
                                                        Average              Yield/       Average               Yield/
                                                        Balance   Interest    Cost        Balance  Interest      Cost
                                                        -------    -------               --------   ------
                                                                               ($ in Thousands)
Interest-earning assets:
    Loans receivable (1)                              $ 325,223     13,521     8.32%    $ 244,090   10,171       8.33%
    Securities                                           50,819      1,630     6.42        94,401    2,974       6.30
    Other interest-earning assets (2)                    16,813        491     5.84         7,473      218       5.83
                                                        -------    -------               --------   ------

        Total interest-earning assets                   392,855     15,642     7.96       345,964   13,363       7.73
                                                                    ------                          ------
Noninterest-earning assets                               13,320                            16,111
                                                        -------                           -------

        Total assets                                  $ 406,175                         $ 362,075
                                                        =======                           =======
Interest-bearing liabilities:
    Deposits                                            313,068      7,433     4.75       284,881    6,821       4.79
    Borrowed funds                                       30,000        906     6.04        12,459      359       5.76
                                                        -------    -------                -------  -------

        Total interest-bearing liabilities              343,068      8,339     4.86       297,340    7,180       4.83
                                                                    ------                          ------

Noninterest-bearing deposits                              7,154                             5,660
Noninterest-bearing liabilities                           3,771                             6,455
Stockholders' equity                                     52,182                            52,620
                                                        -------                           -------

        Total liabilities and stockholders' equity    $ 406,175                         $ 362,075
                                                        =======                           =======
Net interest income                                               $  7,303                        $  6,183
                                                                    ======                          ======
Interest-rate spread (3)                                                       3.10%                            2.90%
                                                                               ====                             ====
Net average interest-earning assets,
    net interest margin (4)                           $  49,787                3.72%    $  48,624               3.57%
                                                        =======                ====       =======               ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                   1.15                              1.16
                                                           ====                              ====

----------------
(1)  Includes nonaccrual loans.
(2)  Includes interest-bearing deposits and FHLB stock.
(3)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the  average  cost  of  interest-   bearing
     liabilities.
(4)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended June 30, 1998 and 1997

Results of Operations

General Operating Results. Net income for the three-month period ended June 30, 1998 was $1.1 million, or $.30 and $.29 per basic and diluted share, respectively, compared to $902,000, or $.24 and $.23 per basic and diluted share, respectively, for the comparable period in 1997. The increase in net income was primarily a result of an increase of $1.0 million in interest income which was partially offset by a $454,000 increase in interest expense and an increase of $155,000 in the provision for loan losses.

Interest Income. Interest income increased $1.0 million or 14.7%, from $6.9 million for the three-month period ended June 30, 1997 to $7.9 million for the three-month period ended June 30, 1998. The increase was due to a 12.1% increase in average interest-earning assets outstanding for the three months ended June 30, 1998 compared to the 1997 period, coupled with an increase in the average yield on interest-earning assets from 7.79% for the three months ended June 30, 1997, to 7.97% for the three months ended June 30, 1998.

Interest Expense. Interest expense increased $454,000, from $3.7 million for the three-month period ended June 30, 1997 to $4.2 million for the three-month period ended June 30, 1998. The increase was due to a 12.9% increase in average interest-bearing liabilities outstanding during the three months ended June 30, 1998 compared to the 1997 period, partially offset by a decrease in the weighted average rate paid on interest-bearing liabilities from 4.90% during the 1997 period to 4.87% during the 1998 period.

Noninterest Income. Noninterest income increased $110,000 or 50.9% from $216,000 during the 1997 period to $326,000 during the 1998 period. The increase was primarily due to a $58,000 increase in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $166,000, or 8.8% from $1.9 million for the three-month period ended June 30, 1997 to $2.0 million for the three-month period ended June 30, 1998. The increase was primarily due to increases in salaries and employee benefits of $115,000 and occupancy expense of $28,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $500,000 for the three-month period ended June 30, 1997 (an effective tax rate of 35.7%) to $650,000 (an effective tax rate of 37.2%) for the corresponding period in 1998.

                               FFLC BANCORP, INC.

        Comparison of the Six-Month Periods Ended June 30, 1998 and 1997

Results of Operations

General Operating Results. Net income for the six-month period ended June 30, 1998 was $2.1 million, or $.58 and $.55 per basic and diluted share, respectively, compared to $1.9 million, or $.50 and $.47 per basic and diluted share, respectively, for the comparable period in 1997. The increase in net income was primarily the result of an increase in interest income of $2.3 million, partially offset by an increase in interest expense of $1.2 million and an increase in provision for loan losses of $235,000.

Interest Income. Interest income increased $2.3 million, or 17.1% from $13.4 million for the six-month period ended June 30, 1997 to $15.6 million for the comparable period in 1998. The increase was due to an 13.6% increase in average interest-earning assets outstanding for the six months ended June 30, 1998 compared to the 1997 period, coupled with an increase in the average yield earned on interest-earning assets from 7.73% for the six months ended June 30, 1997, to 7.96% for the six months ended June 30, 1998.

Interest Expense. Interest expense increased $1.2 million, or 16.1% from $7.2 million for the six-month period ended June 30, 1997 to $8.3 million for the six-month period ended June 30, 1998. The increase was due to a 15.4% increase in average interest-bearing liabilities outstanding during the six months ended June 30, 1998 compared to the 1997 period.

Noninterest Income. Noninterest income increased $140,000 or 33.8% from $414,000 during the 1997 period to $554,000 during the 1998 period. The increase was primarily due to a $74,000 increase in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $552,000, or 15.7%, from $3.5 million for the six-month period ended June 30, 1997 to $4.1 million for the six-month period ended June 30, 1998. The increase was primarily due to increases in salaries and employee benefits of $394,000, occupancy expense of $42,000, advertising and promotion expense of $43,000 and other expenses of $31,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $1.1 million for the six-month period ended June 30, 1997 (an effective tax rate of 36.3%) to $1.3 million (an effective tax rate of 38.9%) for the corresponding period for 1998.

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

    Not applicable

Item 3.     Default upon Senior Securities

    Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders (the "Annual Meeting") of FFLC Bancorp, Inc. was held on May 7, 1998, to consider the election of two directors each for a term of three years, the amendment of the Certificate of Incorporation to increase the number of authorized shares of common stock from 4,500,000 to 9,000,000 and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 1998. At the Annual Meeting, incumbent directors H.D. Robuck, Jr. and Stephen T. Kurtz were reelected. The terms of Directors Joseph J. Junod, James P. Logan, Ted R. Ostrander, Jr., Claron D. Wagner and Paul K. Mueller continued after the Annual Meeting.

    At the Annual Meeting, 3,126,230 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

    Proposal I.

    The election of two directors, each for a term of three years:

                                                                   Abstentions
                                                                    and Broker
                            For           Withheld       Against      Nonvotes
                            ---           --------       -------      --------

H.D. Robuck, Jr.          3,062,438         63,792          -               -
                          =========         ======      ========        =====

Stephen T. Kurtz          3,070,686         55,544          -               -
                          =========         ======      ========        =====

                               FFLC BANCORP, INC.


Part III - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders, Continued

   Proposal II:

   To amend the Certificate of Incorporation to increase the number of authorized shares of common stock from 4,500,000 to 9,000,000:

                                                                    Abstentions
                                                                    and Broker
                            For           Withheld       Against      Nonvotes
                            ---           --------       -------      --------

                          2,980,259            -         111,765        34,206
                          =========        =======       =======        ======

   Proposal III:

   To ratify the appointment of the Company's independent auditors for the year ending December 31, 1998:

                                                                    Abstentions
                                                                    and Broker
                            For           Withheld      Against       Nonvotes
                            ---           --------      -------       --------

                          3,104,604           -           9,914         11,712
                          =========        =======        =====         ======

Item 5.    Other Information

   Not applicable

Item 6.    Exhibits and Reports on Form 8-K

   a. Exhibit 27 Financial Data Schedule (for SEC use only):

   b. There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                               FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FFLC BANCORP, INC.
                                                        (Registrant)






Date:    August 7, 1998                      By: /s/ Stephen T. Kurtz
        ---------------                          --------------------
                                                 Stephen T. Kurtz, President and
                                                 Chief Executive Officer





Date:    August 7, 1998                      By: /s/ Paul K. Mueller
        ---------------                          ------------------
                                                 Paul K. Mueller, Executive Vice
                                                 President and Treasurer