Form 10-Q
period 1998-09-30
FFLC BANCORP INC
filed 1998-11-06
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common stock,                                   3,686,977 shares
     par value $.01 per share                    outstanding at October 23, 1998
     ------------------------                    -------------------------------

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets -
       at September 30, 1998 (unaudited) and at December 31, 1997...............

     Condensed Consolidated Statements of Income -
       Three and Nine months ended September 30, 1998 and 1997 (unaudited)......

     Condensed Consolidated Statement of Stockholders' Equity -
       Nine months ended September 30, 1998 (unaudited).........................

     Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1998 and 1997 (unaudited)................

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

   Item 3.  Default upon Senior Securities......................................

   Item 5.  Other Information...................................................

   Item 6.  Exhibits and Reports on Form 8-K....................................

SIGNATURES......................................................................

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                Condensed Consolidated Balance Sheets
                                          ($ in thousands)

                                                                             At             At
                                                                       September 30,   December 31,
                                                                       -------------   ------------
                                                                            1998           1997
                                                                         ---------      ---------
            Assets                                                      (unaudited)
Cash and due from banks ............................................     $   5,765          7,122
Interest-bearing deposits ..........................................         6,266          8,562
                                                                         ---------      ---------

            Cash and cash equivalents ..............................        12,031         15,684

Securities held to maturity (market value of $21,247 in 1998 and
    $32,520 in 1997) ...............................................        20,915         32,017
Securities available for sale ......................................        13,665         26,581
Loans receivable, net of allowance for loan losses of $2,184 in 1998
    and $1,684 in 1997 .............................................       364,567        315,353
Accrued interest receivable:
    Securities .....................................................           298            537
    Loans receivable ...............................................         1,953          1,597
Premises and equipment, net ........................................         5,224          5,313
Foreclosed real estate .............................................           264            507
Real estate held for development ...................................           122            122
Restricted securities - Federal Home Loan Bank stock, at cost ......         2,737          2,304
Other assets .......................................................           452            222
                                                                         ---------      ---------

            Total ..................................................     $ 422,228        400,237
                                                                         =========      =========

            Liabilities and Stockholders' Equity

Liabilities:
    Demand, NOW and money-market accounts ..........................        58,629         50,597
    Savings accounts ...............................................        22,859         24,503
    Certificates ...................................................       254,761        240,290
                                                                         ---------      ---------

            Total deposits .........................................       336,249        315,390

    Advances from Federal Home Loan Bank ...........................        30,000         30,000
    Deferred income taxes ..........................................           373            737
    Accrued expenses and other liabilities .........................         2,777          2,681
                                                                         ---------      ---------

            Total liabilities ......................................       369,399        348,808
                                                                         ---------      ---------

                                Condensed Consolidated Balance Sheets
                                          ($ in thousands)
                                            (continued)

                                                                             At             At
                                                                       September 30,   December 31,
                                                                       -------------   ------------
                                                                            1998           1997
                                                                         ---------      ---------
                                                                         (unaudited)
Stockholders' equity:
    Preferred stock ................................................          --             --
    Common stock ...................................................            44             43
    Additional paid-in-capital .....................................        29,133         28,265
    Retained income ................................................        38,859         36,622
    Accumulated other comprehensive income, net of tax
        of $22 in 1998 and $53 in 1997 .............................           (38)           (88)
    Treasury stock, at cost ........................................       (14,459)       (12,466)
    Stock held by Incentive Plan Trusts ............................          (710)          (947)
                                                                         ---------      ---------

            Total stockholders' equity .............................        52,829         51,429
                                                                         ---------      ---------

            Total ..................................................     $ 422,228        400,237
                                                                         =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                              FFLC BANCORP, INC.

                                  Condensed Consolidated Statements of Income
                                    ($ in thousands, except share amounts)


                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                      -------------------------     -------------------------
                                                         1998           1997           1998           1997
                                                      ----------     ----------     ----------     ----------
                                                              (unaudited)                   (unaudited)
Interest income:
    Loans receivable ............................     $    7,264          5,843         20,785         16,014
    Securities available for sale ...............            207            561            820          1,989
    Securities held to maturity .................            385            674          1,402          2,220
    Other interest-earning assets ...............            254            186            745            404
                                                      ----------     ----------     ----------     ----------

            Total interest income ...............          8,110          7,264         23,752         20,627
                                                      ----------     ----------     ----------     ----------

Interest expense:
    Deposits ....................................          3,907          3,693         11,340         10,514
    Borrowed funds ..............................            460            358          1,366            717
                                                      ----------     ----------     ----------     ----------

            Total interest expense ..............          4,367          4,051         12,706         11,231
                                                      ----------     ----------     ----------     ----------

Net interest income .............................          3,743          3,213         11,046          9,396

Provision for loan losses .......................            154            364            527            502
                                                      ----------     ----------     ----------     ----------

            Net interest income after provision
                for loan losses .................          3,589          2,849         10,519          8,894
                                                      ----------     ----------     ----------     ----------

Noninterest income:
    Deposit account fees ........................            131            130            397            355
    Other service charges and fees ..............            181             92            418            255
    Gain on sale of securities available for sale           --               11           --               11
    Gain on sale of other assets ................           --              302           --              302
    Other .......................................              6              6             57             32
                                                      ----------     ----------     ----------     ----------

            Total noninterest income ............            318            541            872            955
                                                      ----------     ----------     ----------     ----------

                                              FFLC BANCORP, INC.

                                  Condensed Consolidated Statements of Income
                                    ($ in thousands, except share amounts)
                                                 (continued)


                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                      -------------------------     -------------------------
                                                         1998           1997           1998           1997
                                                      ----------     ----------     ----------     ----------
                                                              (unaudited)                   (unaudited)
Noninterest expense:
    Salaries and employee benefits ..............          1,296          1,205          3,852          3,367
    Occupancy expense ...........................            283            244            770            689
    Deposit insurance premium ...................             50             37            147            109
    Advertising and promotion ...................             70             60            212            159
    Data processing expense .....................            117            104            347            324
    Professional services .......................             84             64            208            181
    Other .......................................            239            203            669            602
                                                      ----------     ----------     ----------     ----------

            Total noninterest expense ...........          2,139          1,917          6,205          5,431
                                                      ----------     ----------     ----------     ----------

Income before income taxes ......................          1,768          1,473          5,186          4,418

Income taxes ....................................            636            547          1,967          1,617
                                                      ----------     ----------     ----------     ----------

Net income ......................................     $    1,132            926          3,219          2,801
                                                      ==========     ==========     ==========     ==========

Basic income per share of common stock ..........     $      .31            .25            .89            .75
                                                      ==========     ==========     ==========     ==========

Weighted-average number of shares outstanding
    for basic ...................................      3,591,672      3,669,211      3,600,679      3,730,225
                                                      ==========     ==========     ==========     ==========

Diluted income per share of common stock ........     $      .30            .24            .85            .71
                                                      ==========     ==========     ==========     ==========

Weighted-average number of shares outstanding
    for diluted .................................      3,770,271      3,888,612      3,790,632      3,938,896
                                                      ==========     ==========     ==========     ==========

Dividends per share of common stock .............     $      .09            .07            .27            .22
                                                      ==========     ==========     ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements

                                                         FFLC BANCORP, INC.

                                      Condensed Consolidated Statement of Stockholders' Equity

                                                Nine Months Ended September 30, 1998
                                                          ($ in thousands)


                                                                                Accumulated                    Stock
                                                                                   Other                     Held by
                                                     Additional                   Compre-                   Incentive      Total
                                          Common       Paid-In      Retained      hensive     Treasury         Plan    Stockholders'
                                           Stock       Capital       Income        Income       Stock         Trusts       Equity
                                          -------       ------       ------          ---       -------          ----       ------
Balance at December 31, 1997 .......      $    43       28,265       36,622          (88)      (12,466)         (947)       51,429

Comprehensive income:
     Net income (unaudited) ........         --           --          3,219         --            --            --

     Net change in unrealized loss
         on securities available for
         sale net of tax of $31
         (unaudited) ...............         --           --           --             50          --            --

Comprehensive income (unaudited) ...         --           --           --           --            --            --           3,269

Net proceeds from the issuance
     of 56,895 shares of common
     stock (unaudited) .............            1          341         --           --            --            --             342

Dividends paid, net of $28 of
     dividends on ESOP shares
     recorded as compensation
     expense (unaudited) ...........         --           --           (982)        --            --            --            (982)

Purchase of treasury stock,
     106,906 shares (unaudited) ....         --           --           --           --          (1,993)         --          (1,993)

Shares committed to participants
     in incentive plans (unaudited)          --            527         --           --            --             237           764
                                          -------      -------      -------      -------       -------       -------       -------

Balance at September 30, 1998
     (unaudited) ...................      $    44       29,133       38,859          (38)      (14,459)         (710)       52,829
                                          =======      =======      =======      =======       =======       =======       =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                 FFLC BANCORP, INC.

                                   Condensed Consolidated Statements of Cash Flows
                                                  ($ in thousands)

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                              1998           1997
                                                                                           ---------      ---------
                                                                                                  (unaudited)
Cash flows from operating activities:
    Net income .......................................................................     $   3,219          2,801
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses ................................................           527            502
            Depreciation .............................................................           305            192
            Credit for deferred income taxes .........................................          (395)          (226)
            Shares committed and dividends to incentive plan participants ............           792            677
            Amortization of premiums or discounts on securities ......................           (28)           (38)
            Accretion of deferred loan fees and unearned interest ....................            66              1
            Deferral of net loan fees collected, net of costs deferred ...............           246            172
            Gain on sale of foreclosed real estate ...................................           (36)           (11)
            Increase in accrued interest receivable ..................................          (117)          (139)
            Increase in other assets .................................................          (230)          (413)
            Increase in accrued expenses and other liabilities .......................            96          1,605
                                                                                           ---------      ---------

                    Net cash provided by operating activities ........................         4,445          5,123
                                                                                           ---------      ---------

Cash flows from investing activities:
    Proceeds from maturities and principal repayments on securities held to maturity .        11,108         13,164
    Proceeds from maturities and principal repayments on securities available for sale        13,424         23,110
    Purchase of securities available for sale ........................................          (405)        (7,354)
    Loan disbursements ...............................................................      (109,702)      (104,157)
    Principal repayments on loans ....................................................        59,898         37,159
    Purchase of premises and equipment, net ..........................................          (216)          (385)
    Purchase of Federal Home Loan Bank stock .........................................          (433)          (365)
    Proceeds from sales of foreclosed real estate ....................................            30            255
                                                                                           ---------      ---------

                    Net cash used in investing activities ............................       (26,296)       (38,573)
                                                                                           ---------      ---------

                                                 FFLC BANCORP, INC.

                                   Condensed Consolidated Statements of Cash Flows
                                                  ($ in thousands)
                                                    (continued)

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                              1998           1997
                                                                                           ---------      ---------
                                                                                                  (unaudited)
Cash flows from financing activities:
    Net increase in demand, savings, NOW and money-market accounts ...................     $   6,388          1,343
    Net increase in certificate accounts .............................................        14,471         23,349
    Increase in advances from Federal Home Loan Bank .................................          --           19,850
    Net decrease in securities sold under agreements to repurchase ...................          --           (8,048)
    Stock options exercised ..........................................................           342            177
    Purchase of treasury stock .......................................................        (1,993)        (3,856)
    Cash dividends paid ..............................................................        (1,010)          (850)
                                                                                           ---------      ---------

                Net cash provided by financing activities ............................        18,198         31,965
                                                                                           ---------      ---------

Net decrease in cash and cash equivalents ............................................        (3,653)        (1,485)

Cash and cash equivalents at beginning of period .....................................        15,684         10,157
                                                                                           ---------      ---------

Cash and cash equivalents at end of period ...........................................     $  12,031          8,672
                                                                                           =========      =========

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
        Interest .....................................................................     $  12,877         11,084
                                                                                           =========      =========

        Income taxes .................................................................     $   2,342          1,534
                                                                                           =========      =========
    Noncash investing and financing activities:

        Change in unrealized loss on securities available for sale, net of
            tax of $31 and $44 .......................................................     $      50             74
                                                                                           =========      =========

        Transfers from loans to foreclosed real estate ...............................     $      64            182
                                                                                           =========      =========

        Loans originated on sales of foreclosed real estate ..........................     $     313             54
                                                                                           =========      =========

        Loans funded by and sold to correspondent ....................................     $   5,562          1,275
                                                                                           =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 1998 and the results of operations for the three- and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30,1998 and 1997. The results of operations for the three-and nine-month periods ended September 30, 1998 and other data for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

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

2. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118. No impaired loans were identified by the Company during the nine months ended September 30, 1998 or 1997.

        An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                          Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                         --------------------      --------------------
                                           1998         1997         1998         1997
                                         -------      -------      -------      -------
Beginning balance ..................     $ 2,034        1,193        1,684        1,063
Provision for loan losses ..........         154          364          527          502
Loans charged-off, net of recoveries          (4)          (8)         (27)         (16)
                                         -------      -------      -------      -------

Ending balance .....................     $ 2,184        1,549        2,184        1,549
                                         =======      =======      =======      =======

3. Impact of New Accounting Issues. In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). That Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in the financial statements with equal prominence as existing financial statements. The adoption of SFAS No. 130 had no significant effect on the Company's financial position at September 30, 1998 or results of operations for the three and nine months then ended.
                                                                     (continued)

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

                                                                   Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                                --------------------------      --------------------------
                                                                   1998            1997            1998            1997
                                                                ----------      ----------      ----------      ----------
        Weighted average shares of common stock issued
          and outstanding before adjustments for ESOP,
          RRP and common stock options ....................      3,721,193       3,853,360       3,743,352       3,926,650

        Adjustment to reflect the effect of unallocated
          ESOP and RRP shares .............................       (129,521)       (184,149)       (142,673)       (196,425)
                                                                ----------      ----------      ----------      ----------

        Weighted average common share, for basic
          income per share ................................      3,591,672       3,669,211       3,600,679       3,730,225
                                                                ==========      ==========      ==========      ==========

        Basic income per share ............................     $      .31             .25             .89             .75
                                                                ==========      ==========      ==========      ==========

        Total weighted average common shares and
          equivalents outstanding for basic income
          per share computation ...........................      3,591,672       3,669,211       3,600,679       3,730,225

        Additional dilutive shares using the average market
          value for the period utilizing the treasury stock
          method regarding stock options ..................        178,599         219,401         189,953         208,671
                                                                ----------      ----------      ----------      ----------

        Weighted average common shares and equivalents
          outstanding for diluted income per share ........      3,770,271       3,888,612       3,790,632       3,938,896
                                                                ==========      ==========      ==========      ==========

        Diluted income per share ..........................     $      .30             .24             .85             .71
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

                               FFLC BANCORP, INC.


Liquidity and Capital Resources
      The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At September 30, 1998, cash, amounts due from depository institutions and interest-bearing deposits, totaled $12.0 million.

      The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet this liquidity requirement. The Savings Bank's liquidity ratio at September 30, 1998 exceeded the requirement.

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

      At September 30, 1998, the Savings Bank had outstanding commitments to originate $11.7 million of loans and to fund the undisbursed portion of loans in process of approximately $12.5 million and undisbursed commercial lines of credit of approximately $22.4 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At September 30, 1998, certificates of deposit which were scheduled to mature in one year or less totaled $181.7 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 30, 1998, that the Savings Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


      As of September 30, 1998, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, Tier I
      (core), Tier I (risk-based) and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Savings Bank's actual capital amounts and ratios at September 30, 1998 are also presented in the table.

                                                                                                      To Be Well
                                                                              Minimum                Capitalized
                                                                           For Capital                 For Prompt
                                                                             Adequacy              Corrective Action
                                                 Actual                      Purposes                  Provisions
                                            Ratio      Amount           Ratio      Amount           Ratio      Amount
                                            -----      ------           -----      ------           -----      ------
                                                                      (Dollars in thousands)
         Stockholders' equity,
             and ratio to total
             assets                          10.6%   $  44,932
         Less: investment in
             nonincludable
             subsidiary                                   (195)
         Add back: unrealized loss on
             available-for-sale
             securities                                      8

         Tangible capital,
             and ratio to adjusted
             total assets                    10.6%   $  44,745           1.5%   $   6,334
                                                     =========                  =========
         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                          10.6%   $  44,745           3.0%    $ 12,668            5.0%    $ 21,113
                                                     =========                   ========                    ========
         Tier 1 capital, and ratio
             to risk-weighted assets         18.1%      44,745           4.0%    $  9,863            6.0%    $ 14,795
                                                                                 ========                    ========
         Tier 2 capital (allowance for
             loan losses and deductible
             assets)                                     2,097

         Total risk-based capital,
             and ratio to risk-
             weighted assets                 19.0%   $  46,842           8.0%    $ 19,727           10.0%    $ 24,659
                                                     =========                   ========                    ========
         Total assets                                $ 422,447
                                                     =========
         Adjusted total assets                       $ 422,260
                                                     =========
         Risk-weighted assets                        $ 246,586
                                                     =========

                               FFLC BANCORP, INC.

    During March 1998, the Savings Bank declared and paid a cash dividend of $3.5 million to the Holding Company.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                          Nine Months                          Nine Months
                                                             Ended          Year Ended            Ended
                                                         September 30,      December 31,      September 30,
                                                              1998             1997               1997
                                                         -------------      ------------      -------------
        Average equity as a percentage
           of average assets                                 12.75%            13.93%              14.26%

        Total equity to total assets at end of period        12.51%            12.85%              13.73%

        Return on average assets                              1.05%             1.00%               1.01%

        Return on average equity                              8.20%             7.18%               7.11%

        Noninterest expense to average assets                 2.02%             1.99%               1.96%

        Nonperforming assets to total assets
           at end of period                                    .19%              .19%                .18%

        Operating efficiency ratio                           52.06%            53.54%              52.47%
                                                                  At              At               At
                                                            September 30,    December 31,     September 30,
                                                                 1998            1997             1997
                                                            -------------    ------------     -------------
   Weighted-average interest rates:
        Interest-earning assets:
           Loans receivable                                      8.08%           8.18%            8.19%
           Securities                                            6.54%           6.51%            6.68%
           Other interest-earning assets                         6.25%           6.23%            6.14%
                Total interest-earning assets                    7.91%           7.87%            7.84%
        Interest-bearing liabilities:
           Deposits                                              4.73%           4.94%            4.86%
           Borrowed funds                                        6.01%           6.01%            6.14%
                Total interest-bearing liabilities               4.84%           5.03%            4.94%
        Interest-rate spread                                     3.07%           2.84%            2.90%

Change in Financial Condition

Total assets increased $22.0 million or 5.5%, from $400.2 million at December 31, 1997 to $422.2 million at September 30, 1998, primarily as a result of an increase in loans receivable of $49.2 million, partially offset by a decrease in securities of $24.0 million. Deposits increased $20.9 million from $315.4 million at December 31, 1997 to $336.2 million at September 30, 1998. The $1.4 million net increase in stockholders equity during the nine months ended September 30, 1998 resulted from net income of $3.2 million, credits to equity totaling $764,000 related to the stock incentive plans, proceeds of $342,000 from stock options exercised and a $50,000 decrease in net accumulated other comprehensive income, partially offset by repurchases of the Company's stock of $2.0 million and dividends paid of $983,000.

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

                                                                                   Three Months Ended September 30,
                                                                 -------------------------------------------------------------------
                                                                                1998                             1997
                                                                 -------------------------------    --------------------------------
                                                                                         Average                            Average
                                                                   Average                Yield/     Average                Yield/
                                                                   Balance     Interest    Cost      Balance   Interest       Cost
                                                                 ----------    --------   ------    ---------  --------     --------
                                                                                           ($ in Thousands)
Interest-earning assets:
    Loans receivable (1)                                          $ 350,274      7,264     8.30%    $ 281,439    5,843       8.30%
    Securities                                                       37,526        592     6.31        76,961    1,235       6.42
    Other interest-earning assets (2)                                17,027        254     5.97        12,561      186       5.92
                                                                  ---------     ------              ---------   ------

        Total interest-earning assets                               404,827      8,110     8.01       370,961    7,264       7.83
                                                                                ------                          ------

Noninterest-earning assets                                           15,816                            13,507
                                                                  ---------                         ====-----

        Total assets                                              $ 420,643                         $ 384,468
                                                                  =========                         =========
Interest-bearing liabilities:
    Deposit accounts                                                323,444      3,907     4.83       298,562    3,693       4.95
    Borrowed funds                                                   30,000        460     6.13        23,100      358       6.20
                                                                  ---------     ------              ---------   ------

        Total interest-bearing liabilities                          353,444      4,367     4.94       321,662    4,051       5.04
                                                                                ------                          ------

Noninterest-bearing deposits                                          8,050                             5,915
Noninterest-bearing liabilities                                       6,159                             4,454
Stockholders' equity                                                 52,990                            52,437
                                                                  ---------                         ---------

        Total liabilities and stockholders' equity                $ 420,643                         $ 384,468
                                                                  =========                         =========
Net interest income                                                            $ 3,743                         $ 3,213
                                                                               =======                         =======
Interest-rate spread (3)                                                                   3.07%                             2.79%
                                                                                           ====                              ====
Net average interest-earning assets,
    net interest margin (4)                                       $  51,383                3.70%    $  49,299                3.46%
                                                                  =========                ====     =========                ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                               1.15                              1.15
                                                                       ====                              ====

                               FFLC BANCORP, INC.


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

                                                                                   Nine Months Ended September 30,
                                                                 ------------------------------------------------------------------
                                                                                1998                             1997
                                                                 --------------------------------   -------------------------------
                                                                                         Average                            Average
                                                                   Average                Yield/     Average                 Yield/
                                                                   Balance     Interest    Cost      Balance    Interest      Cost
                                                                 ----------    --------   ------    ---------  --------     --------

                                                                                           ($ in Thousands)
Interest-earning assets:
    Loans receivable (1)                                          $ 333,770     20,785     8.30%    $ 256,678   16,014       8.32%
    Securities                                                       46,339      2,222     6.39        89,026    4,209       6.30
    Other interest-earning assets (2)                                16,885        745     5.88         9,183      404       5.87
                                                                  ---------    -------              ---------  -------

        Total interest-earning assets                               396,994     23,752     7.98       354,887   20,627       7.75
                                                                               -------                         -------

Noninterest-earning assets                                           13,521                            13,643
                                                                  ---------                         ---------

        Total assets                                              $ 410,515                         $ 368,530
                                                                  =========                         =========
Interest-bearing liabilities:
    Deposit accounts                                                316,597     11,340     4.78       289,418   10,514       4.84
    Borrowed funds                                                   30,000      1,366     6.07        16,045      717       5.96
                                                                  ---------    -------              ==-------  -------

        Total interest-bearing liabilities                          346,597     12,706     4.89       305,463   11,231       4.90
                                                                               =------                         -------

Noninterest-bearing deposits                                          7,473                             5,787
Noninterest-bearing liabilities                                       4,093                             4,739
Stockholders' equity                                                 52,352                            52,541
                                                                  ---------                         ---------

        Total liabilities and stockholders' equity                $ 410,515                         $ 368,530
                                                                  =========                         =========

Net interest income                                                           $ 11,046                        $  9,396
                                                                              ========                        ========
Interest-rate spread (3)                                                                   3.09%                             2.85%
                                                                                           ====                              ====
Net average interest-earning assets,
    net interest margin (4)                                       $  50,397                3.71%   $   49,424                3.53%
                                                                  =========                ====    ==========                ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                               1.15                              1.16
                                                                       ====                              ====

                               FFLC BANCORP, INC.


(1)  Includes nonaccrual loans.
(2)  Includes interest-bearing deposits, federal funds sold and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest- bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

        Comparison of the Three Months Ended September 30, 1998 and 1997

Results of Operations

General Operating Results. Net income for the three months ended September 30, 1998 was $1.1 million compared to $926,000 for the three months ended September 30, 1997. The increase in net income for the 1998 period was primarily due to an increase in interest income of 846,000, partially offset by a $316,000 increase in interest expense during the 1998 period.

Interest Income. Interest income increased $846,000, or 11.6% from $7.3 million for the three months ended September 30, 1997 to $8.1 million for the three months ended September 30, 1998. The increase was due to a $33.9 million increase in average interest-earning assets outstanding and an increase in the average yield on interest-earning assets from 7.83% for the three months ended September 30, 1997 to 8.01% for the comparable period in 1998.

Interest  Expense.  Interest  expense  increased  $316,000 or 7.8% for the three months ended September 30, 1998 when compared to the 1997 period. The increase was the result of a $31.8 million increase in average interest-bearing liabilities outstanding during the 1998 period compared to the 1997 period, partially offset by a decrease in the weighted average rate paid on interest-bearing liabilities from 5.04% for the three months ended September 30, 1997 to 4.94% for the comparable period in 1998.

Provision  for Loan  Losses.  The  Savings  Bank's  provision  for  loan  losses decreased $210,000 from $364,000 for the three months ended September 30, 1997 to $154,000 for the comparable period in 1998. The provision reflects Savings Bank's continuing policy of evaluating the adequacy of its allowance for loan losses with the prevailing standards within the thrift industry. Generally, such evaluation includes consideration of the level of nonperforming loans and the level and composition of the Savings Bank's loan portfolio.

Noninterest Income. Noninterest income decreased $223,000 or 41.2% from $541,000 for the three months ended September 30, 1997 to $318,000 for the 1998 period. The decrease was primarily due to a $302,000 pretax gain recognized on the sale of the Savings Bank's investment in its computer service bureau in September 1997.

Noninterest  Expense.  Noninterest  expense  consists  primarily of salaries and
    employee   benefits,   occupancy   expense  and  data  processing   expense.
    Noninterest expenses increased by $222,000 million, from $1.9 million for the three months ended September 30, 1997 to $2.1 million for the 1998 period. The increase was related to the overall growth of the Company.

Income Taxes. The income tax provision increased from $547,000 for the three months ended September 30, 1997 (an effective rate of 37.1%) to $636,000 (an effective tax rate of 36.0%) for the corresponding period in 1998.

                               FFLC BANCORP, INC.

         Comparison of the Nine Months Ended September 30, 1998 and 1997


General Operating Results. Net income for the nine months ended September 30, 1998, was $3.2 million, compared to $2.8 million for the nine months ended September 30, 1997. The increase in net income for the 1998 period was primarily due to an increase in interest income of $3.1 million, partially offset by increases in interest expense of $1.5 million and noninterest expense of $774,000.

Interest Income. Interest income increased $3.1 million or 15.2% from $20.6 million for the nine months ended September 30, 1997 to $23.8 million for the nine months ended September 30, 1998. The increase in interest income was due to a $42.1 million increase in average interest-earning assets outstanding and an increase in the average yield on interest-earning assets from 7.75% for the nine months ended September 30, 1997 to 7.98% for nine months ended September 30, 1998.

Interest Expense. Interest expense increased $1.5 million, or 13.1% from $11.2 million for the nine months ended September 30, 1997 to $12.7 million for the 1998 period. The increase was due to an increase of $41.1 million in average interest-bearing liabilities outstanding, partially offset by a decrease in the weighted average rate paid on interest-bearing liabilities from 4.90% for the nine months ended September 30, 1997 to 4.89% for the 1998 period.

Provision for Loan Losses. The Savings Bank's provision for loan losses increased $25,000 from $502,000 for the nine months ended September 30, 1997 to $527,000 for the 1998 period. The increase reflects the overall growth within the loan portfolio and the Savings Bank's continuing policy of evaluating the adequacy of its allowance for loan losses and prevailing standards within the thrift industry. Generally, such evaluation includes consideration of the level of nonperforming loans and the level and composition of the Savings Bank's loan portfolio.

Noninterest Income. Noninterest income decreased $83,000 from $955,000 for the nine months ended September 30, 1997 to $872,000 for the 1998 period. The decrease was primarily due to a $302,000 pretax gain recognized on the sale of the Savings Bank's investment in its computer service bureau in September 1997, partially offset by an increase in other service charges and fees of $163,000.

Noninterest  Expense.  Noninterest  expense  consists  primarily of salaries and employee benefits, occupancy expense and data processing expense. Noninterest expense increased by $774,000 million, or 14.3%, from $5.4 million for the nine months ended September 30, 1997 to $6.2 million for the 1998 period. That increase was primarily due to an increase in salaries and employee benefits of $485,000 related to the overall growth of the Company.

Income Taxes. The income tax provision increased from $1.6 million for the nine months ended September 30, 1997 (an effective rate of 36.6%) to $2.0 million (an effective tax rate of 37.9%) for the corresponding period in 1998.

                               FFLC BANCORP, INC.

                                Year 2000 Issues


Management of the Company is acutely aware of the Year 2000 problem and has an ongoing program designed to ensure that its operational and financial systems, and those of its Savings Bank subsidiary, will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Savings Bank has formed a Year 2000 compliance committee to assess the extent to which the Savings Bank and its outside vendors may be adversely affected by Year 2000 problems. This committee has prepared and is responsible for monitoring the Vendor Status Report which identifies the vendors and equipment that have been determined to be Year 2000 sensitive. As of September 30, 1998, the Savings Bank had received written assurances from most of the companies listed on the Vendor Status Report indicating that their systems are or will be Year 2000 compliant.

The most significant vendor to the Savings Bank, which acts as a service bureau for the Savings Bank's on-line data processing, has completed its system renovation and is in the testing process. The Savings Bank has and will continue to participate in the testing and verification of Year 2000 related changes made by that vendor.

Based on current estimates, the Savings Bank does not expect to incur a material amount of expenses over the next two years on its program to redevelop, replace, or repair its computer applications to make them "Year 2000 compliant." It is recognized that any Year 2000 compliance failures could result in additional expense to the Savings Bank.

While management is diligently working to assure Year 2000 compliance, compliance by the Savings Bank is largely dependent upon compliance by vendors, primarily in that area of on-line data processing. Management is requiring its computer system and software vendors to represent that the products are, or will be, Year 2000 compliant, and has planned a program for testing for compliance.

Although management believes that the Savings Bank's systems will be Year 2000 compliant, a written contingency plan has been developed to address problems that might be caused from Year 2000 system failures.

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

    b. There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                               FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FFLC BANCORP, INC.
                                                        (Registrant)






Date:    November 6, 1998           By:/s/ Stephen T. Kurtz
        -----------------              ---------------------
                                       Stephen T. Kurtz, President and
                                       Chief Executive Officer





Date:    November 6, 1998           By:/s/ Paul K. Mueller
        ------------------             --------------------
                                       Paul K. Mueller, Executive Vice President
                                       and Treasurer