Form 10-K
period 1998-12-31
FFLC BANCORP INC
filed 1999-03-25
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                         Commission File Number 0-22608


                               FFLC BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                             59-3204891
        --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

       800 North Boulevard West,
Post Office Box 490420, Leesburg, Florida                     34749-0420
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (352) 787-3311
                                                              --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $53,182,885 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 8, 1999.

The Registrant had 3,681,456 shares outstanding as of March 8, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998. (Part II and IV)

2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                INDEX

PART I                                                                    Page
------                                                                    ----
Item I.              Description of Business

                     Business                                                 3
                     Market Area and Competition                              3
                     Market Risk                                              4
                     Lending Activities                                    4-10
                     Asset Quality                                        10-15
                     Investment Activities                                   16
                     Mortgage-Backed Securities                           16-17
                     Investment Securities                                17-19
                     Sources of Funds                                     20-22
                     Borrowings                                              23
                     Subsidiary Activities                                   23
                     Personnel                                               24
                     Regulation and Supervision                           24-29
                     Year 2000                                            29-30
                     Federal and State Taxation                           31-32

Item 2.     Properties                                                       33

Item 3.     Legal Proceedings                                                34

Item 4.     Submission of Matters to a Vote of Security Holders              34

PART II

Item 5.     Market for Registrant's Common Equity and Related
                     Stockholder Matters                                     34

Item 6.     Selected Financial Data                                          34

Item 7.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                               34

Item 8.     Financial Statements and Supplementary Data                      34

Item 9.     Change In and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     34

PART III

Item 10.    Directors and Executive Officers of the Registrant               35

Item 11.    Executive Compensation                                           35

Item 12.    Security Ownership of Certain Beneficial Owners and Management   35

Item 13.    Certain Relationships and Related Transactions                   35

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  36

SIGNATURES                                                                   37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

The registrant, FFLC Bancorp, Inc. ("FFLC" or the "Company"), completed its public offering of 4,603,032 shares (adjusted for stock split) of its common stock and acquired First Federal Savings Bank of Lake County ("the Savings Bank") in connection with the Savings Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank on January 4, 1994. The net conversion proceeds totaled $26.6 million of which $13.3 million was invested in the Savings Bank and $13.3 million was retained by the registrant. The registrant loaned $2.2 million to the Employee Stock Ownership Plan and the remaining $11.1 million has been invested through the Savings Bank. The registrant, which was incorporated in Delaware on September 16, 1993, is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The registrant has not transacted any material business other than through its subsidiary, the Savings Bank. At December 31, 1998, the Company had total assets of $463.8 million and stockholders' equity of $53.2 million.

The Savings Bank was established in 1934 as a federally-chartered mutual savings and loan association. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1998, the Savings Bank had total assets of $463.8 million and stockholders' equity of $46.3 million.

The principal business of the Savings Bank is attracting retail deposits from the general public and investing those deposits, together with payments and repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family owner-occupied homes, commercial loans and securities, and, to a lesser extent, construction loans, consumer and other loans, and multi-family residential mortgage loans. In addition, the Savings Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Savings Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities.

Market Area and Competition

The Savings Bank is a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Savings Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Lake, Sumter and Citrus counties in central Florida. The Savings Bank's competition for loans comes principally from commercial banks, savings institutions, and mortgage banking companies. The Savings Bank's most direct competition for savings has historically come from commercial banks, savings institutions and credit unions. The Savings Bank faces additional competition for savings from money market mutual funds and other corporate and government securities funds. The Savings Bank also faces increased competition for deposits from other financial intermediaries such as securities brokerage firms and insurance companies.

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

Lending Activities

Loan Portfolio. The Savings Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 1998, the Savings Bank's total loans outstanding were $401.5 million, of which $283.4 million or 70.59% of the Savings Bank's total loan portfolio were one-to-four-family residential first mortgage loans. Of the one-to-four-family residential mortgage loans outstanding at that date, 31.2% were fixed rate loans and 68.8% were adjustable-rate ("ARM") loans. At the same date, commercial real estate loans and other loans on improved real estate totaled $44.2 million, or 11.01% of the Savings Bank's total loan portfolio; construction (excluding construction/permanent loans) and land loans totaled $11.7 million or 2.91% of the Savings Bank's total loan portfolio; and multi-family mortgage loans totaled $8.2 million or 2.04% of the Savings Bank's total loan portfolio. Consumer, commercial and other loans held by the Savings Bank, which principally consist of home equity loans, deposit, consumer, commercial and other loans, totaled $54.0 million or 13.45% of the Savings Bank's total loan portfolio at December 31, 1998.

The following table sets forth the composition of the Savings Bank's loan portfolio in dollar amounts and percentages at the dates indicated:

                                              1994                          1995                           1996
                                    -----------------------------------------------------------------------------------
                                                      % of                         % of                           % of
                                     Amount          Total          Amount        Total           Amount         Total
                                    --------       -------        ---------      ------         ---------        -----
                                                                  (Dollars in thousands)
Mortgage loans:
     One-to-four-family            $ 130,195         82.80%       $ 159,170       84.32%        $ 191,788        80.95%
     Construction and land             6,332          4.03%           5,343        2.83%            5,489         2.32%
     Multi-family                      3,068          1.95%           3,098        1.64%            4,180         1.76%
     Commercial real estate            6,153          3.91%           6,654        3.53%           13,565         5.73%
                                    --------       -------        ---------      ------         ---------        -----

               Total mortgage
                     loans           145,748         92.69%         174,265       92.32%          215,022        90.76%

Consumer loans                        11,496          7.31%          14,493        7.68%           21,899         9.24%
Commercial loans                           -            -                 -           -                 -            -
                                    --------       -------        ---------      ------         ---------        -----

               Total loans
                     receivable      157,244        100.00%         188,758      100.00%          236,921        100.0%
                                                    ======                       ======                          =====

Less:
     Loans in process                  7,833                          4,267                         8,007
     Unearned discounts,
          premiums and
          deferred loan fees,
          net                            256                             66                           (97)
     Allowance for loan losses           869                            977                         1,063
                                    --------                      ---------                     ---------

               Loans receivable,
                     net           $ 148,286                      $ 183,448                     $ 227,948
                                   =========                      =========                     =========

                                               1997                     1998
                                    ------------------------------------------------
                                                      % of                      % of
                                      Amount         Total       Amount        Total
                                    ---------       ------     ---------      ------
Mortgage loans:
     One-to-four-family             $ 245,524        74.64%    $ 283,372       70.59%
     Construction and land              3,528         1.07%       11,683        2.91
     Multi-family                       4,464         1.36%        8,165        2.04
     Commercial real estate            37,975        11.54%       44,211       11.01
                                    ---------       ------     ---------      ------

               Total mortgage
                     loans            291,491        88.61%      347,431       86.55%

Consumer loans                         32,834         9.98%       43,490       10.83%
Commercial loans                        4,632         1.41%       10,532        2.62%
                                    ---------       ------     ---------      ------

               Total loans
                     receivable       328,957        100.0%      401,453       100.0%
                                                     =====                     =====

Less:
     Loans in process                  12,253                     10,637
     Unearned discounts,
          premiums and
          deferred loan fees,
          net                            (333)                      (526)
     Allowance for loan losses          1,684                      2,283
                                    ---------                  ---------

               Loans receivable,
                     net            $ 315,353                  $ 389,059
                                    =========                  =========

                                       5

Purchase of Mortgage Loans. The Savings Bank has, from time to time, purchased mortgage loans originated by other lenders. At December 31, 1998, $2.5 million, or .62% of the Savings Bank's total loan portfolio consisted of purchased mortgage loans or loan participations. Purchased mortgage loans consisted primarily of one-to-four-family residential mortgage loans.

Secondary Market Activities. The Savings Bank participates in the secondary market through a correspondent relationship, originating loans (primarily 30-year fixed-rate loans) which are funded by the investor correspondent. Funding by the correspondent eliminates the Savings Bank's interest-rate risk on such loans. Such loans are closed on the Savings Bank's documents with funds provided by the investor correspondent at closing with all credit conditions established by the investor correspondent being satisfied prior to the issuance of a loan commitment. The Savings Bank receives a fee for originating, processing and closing the loans and reports the loans to the OTS as loans originated and sold. In the year ended December 31, 1998, such loans amounted to $8.4 million or 7.03% of total mortgage loans originated.

Loan Originations, Purchases, Sales and Principal Repayments. The following table sets forth the Savings Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                                 Year Ended December 31,
                                                       ---------------------------------------
                                                          1996           1997           1998
                                                       ---------      ---------      ---------
                                                                   (In thousands)
Mortgage loans (gross):
     At beginning of year ........................     $ 174,265        215,022        291,491
     Mortgage loans originated:
          One-to-four-family (1) .................        62,906         86,976        107,418
          Construction and land ..................         2,292          2,502          1,193
          Multi-family ...........................         1,222          2,759            634
          Commercial real estate .................         7,982         25,142         10,230
                                                       ---------      ---------      ---------

               Total mortgage loans originated (1)        74,402        117,379        119,475

     Mortgage loans purchased ....................         2,106           --             --
                                                       ---------      ---------      ---------

               Total mortgage loans originated and
                         purchased ...............        76,508        117,379        119,475

     Transfer of loans to real estate owned ......          (287)          (444)          (173)
     Principal repayments ........................       (31,540)       (37,997)       (54,979)
     Sales of loans (1) ..........................        (3,924)        (2,469)        (8,383)
                                                       ---------      ---------      ---------

               At end of year ....................     $ 215,022        291,491        347,431
                                                       =========      =========      =========

Consumer loans (gross):
     At beginning of year ........................        14,493         21,899         32,834
     Loans originated ............................        13,021         18,356         27,264
     Principal repayments ........................        (5,615)        (7,421)       (16,608)
                                                       ---------      ---------      ---------

               At end of year ....................     $  21,899         32,834         43,490
                                                       =========      =========      =========

Commercial loans (gross):
     At beginning of year ........................          --             --            4,632
     Loans originated ............................          --            9,022         13,055
     Principal repayments ........................          --           (4,390)        (7,155)
                                                       ---------      ---------      ---------

               At end of year ....................     $    --            4,632         10,532
                                                       =========      =========      =========

(1) Includes loans originated for and funded by correspondents of $2.4 million, $2.5 million and $8.4 million for 1996, 1997 and 1998, respectively.

Maturities of Loans. The following table shows the contractual maturities of the Savings Bank's loan portfolio at December 31, 1998. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on the Savings Bank's loans totaled $37.2 million, $49.8 million and $77.8 million for the years ended December 31, 1996, 1997 and 1998, respectively.

                                               Mortgage Loans
                                         -----------------------
                                             One-to-                                              Total
                                              Four-                  Commercial     Consumer      Loans
                                             Family       Other         Loans         Loans      Receivable
                                            --------     -------        ------      -------      --------
                                                                    (In thousands)
 Amounts due:
     Within 1 year ..................     $   1,132          1,563          3,289          2,316          8,300
                                          ---------      ---------      ---------      ---------      ---------

     1 to 3 years ...................         3,448         14,760          3,304         14,650         36,162
     3 to 5 years ...................         5,696         10,419          3,939          6,289         26,343
     5 to 10 years ..................        13,740          8,387           --            9,775         31,902
     10 to 20 years .................        37,912         18,691           --           10,460         67,063
     Over 20 years ..................       221,444         10,239           --             --          231,683
                                          ---------      ---------      ---------      ---------      ---------

     Total due after 1 year .........       282,240         62,496          7,243         41,174        393,153
                                          ---------      ---------      ---------      ---------      ---------

     Total amounts due ..............       283,372         64,059         10,532         43,490        401,453

     Loans in process ...............       (10,621)          --             --              (16)       (10,637)
     Unearned discounts, premiums
          and deferred loan fees, net           526           --             --             --              526
     Allowance for loan losses ......          (575)        (1,198)          (206)          (304)        (2,283)
                                          ---------      ---------      ---------      ---------      ---------

Loans receivable, net ...............     $ 272,702         62,861         10,326         43,170        389,059
                                          =========      =========      =========      =========      =========

Loans Due After December 31, 1999. The following table sets forth at December 31, 1998 the dollar amount of all loans due or scheduled to reprice after December 31, 1999, classified according to whether such loans have fixed or adjustable interest rates.

                                            Due after December 31, 1999
                                    --------------------------------------
                                       Fixed       Adjustable       Total
                                    ---------      ----------     --------
                                                  (In thousands)
Mortgage loans:
     One-to-four-family             $  88,159        194,081       282,240
     Construction and land              3,909          1,879         5,788
     Multi-family                       1,348          6,817         8,165
     Commercial real estate            16,632         31,911        48,543

Consumer loans                         35,391          5,783        41,174
Commercial loans                        2,221          5,022         7,243
                                    ---------        -------       -------

          Total                     $ 147,660        245,493       393,153
                                    =========        =======       =======

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

In the years ended December 31, 1996, 1997 and 1998, the Savings Bank's total mortgage loan originations amounted to $74.4 million, $118.5 million and $119.5 million, respectively, of which $62.9 million, $87.0 million and $107.4 million, respectively, were secured by one-to-four-family properties.

At December 31, 1998, 70.59% of total loans receivable consisted of one-to-four-family residential loans, of which 68.8% were ARM loans. The Savings Bank's ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Savings Bank in accordance with market and competitive factors. The Savings Bank offers one-, three- and five-year ARM loans which adjust by a maximum of 2% per adjustment period, with lifetime caps on increases of 5% to 6%, depending upon the program chosen.

The Savings Bank's policy on one-to-four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan, or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%.

Commercial and Multi-Family Real Estate Lending. As of December 31, 1998, $44.2 million, or 11.01% of the Savings Bank's total loan portfolio consisted of commercial real estate loans and $8.2 million, or 2.04% of the Savings Bank's total loan portfolio, consisted of multi-family residential loans.

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

Commercial Loans. As of December 31, 1998, $10.5 million or 2.62% of the Savings Bank's total loan portfolio, consisted of commercial loans.

Construction and Land Loans. The Savings Bank originates loans to finance the construction of one-to-four-family homes and, to a much lesser extent, originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At December 31, 1998, construction (excluding construction/permanent loans) and land loans totaled $11.7 million or 2.91% of the Savings Bank's total loan portfolio.

At December 31, 1998, the Savings Bank had loans in process (undisbursed loan proceeds of construction loans) of $10.6 million which was secured by residential mortgages. The Savings Bank makes residential construction loans to homeowners on a long-term basis with amortization beginning at the conclusion of construction, usually a period of about six months. Such loans are carried in the one-to-four-family category and are not separately classified as construction loans. Residential construction loans to builders are carried in the construction and land category.

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

Consumer Lending. At December 31, 1998, $43.5 million or 10.83% of the Savings Bank's total loan portfolio consisted of consumer loans, including home equity loans and lines of credit for consumer purposes and, to a lesser extent, home improvement loans and secured and unsecured personal loans.

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

Loan Approval and Authority. Mortgage loan approval authority for loans exceeding $1,000,000 has been retained by the Board of Directors which meets weekly in its capacity as the Executive Committee of the Board to consider loan recommendations of the Loan Committee. The Loan Committee is comprised of three outside directors, the President and the Senior Lending Officers of the Savings Bank and has been delegated authority to approve mortgage loans, home equity loans, home equity lines of credit and secured consumer loans up to $1,000,000.

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

At December 31, 1996, 1997 and 1998, delinquencies in the Savings Bank's loan portfolio were as follows:

                                                    At December 31, 1996                            At December 31, 1997
                                          ---------------------------------------------------------------------------------------
                                             60-89 Days           90 Days or More           60-89 Days           90 Days or More
                                          -----------------      ------------------     -----------------      ------------------
                                           Number  Principal      Number   Principal     Number   Principal     Number   Principal
                                             of      Balance        of      Balance        of       Balance       of       Balance
                                            Loans   of Loans       Loans    of Loans      Loans    of Loans      Loans    of Loans
                                            -----   --------       -----    --------      -----    --------      -----    --------
                                                                          (Dollars in thousands)

One-to-four-family                             3          77          8         545          7         341          8         240
Construction and land                          -           -          1          68         -           -           1           2
Multi-family                                   -           -          -          -          -           -           -          -
Commercial real estate                         -           -          -          -          -           -           -          -
                                              --        ----        ---        ----        ---       -----         --       -----

         Total mortgage loans                  3          77          9         613          7         341          9         242

Consumer loans                                 2          46          4          53          4          24          -          -
                                               -         ---         --         ---         --         ---          -       -----

         Total loans                           5         123         13         666         11         365          9         242
                                               =         ===         ==         ===         ==         ===          =         ===

Delinquent loans to total loans                          .05%                   .28%                   .11%                   .07%
                                                         ===                    ===                    ===                    ===
                                                              At December 31, 1998
                                                  ----------------------------------------
                                                       60-89 Days          90 Days or More
                                                  -------------------      ----------------
                                                   Number   Principal      Number Principal
                                                     of       Balance        of     Balance
                                                    Loans    of Loans       Loans  of Loans
                                                    -----    --------       -----  --------
One-to-four-family                                    -         -             3        87
Construction and land                                 -         -             6       343
Multi-family                                          -         -            -        -
Commercial real estate                                -         -            -        -
                                                     ---     ------        ----     ---

         Total mortgage loans                         -         -             9       430

Consumer loans                                         4         40           3        14
                                                       -         --         ---      ----

         Total loans                                   4         40          12       444
                                                       =         ==          ==       ===

Delinquent loans to total loans                                 .01%                  .11%
                                                                ===                   ===

Nonperforming Assets. The following table sets forth information with respect to the Savings Bank's nonperforming assets at the dates indicated.

                                                                 At December 31,
                                               -------------------------------------------------
                                               1994        1995       1996       1997       1998
                                               ----        ----       ----       ----       ----
                                                            (Dollars in thousands)
Nonaccrual mortgage loans ................       324         70        613        242        434

Nonaccrual consumer loans ................         5        104         53       --           10
                                               -----      -----      -----      -----      -----

Total nonperforming loans ................       329        174        666        242        444

Real estate owned ........................        84        165        361        507        366
                                               -----      -----      -----      -----      -----

          Total nonperforming assets .....     $ 413        339      1,027        749        810
                                               =====      =====      =====      =====      =====

Nonperforming loans to total loans .......       .21%       .09%       .28%       .07%       .11%
                                               =====      =====      =====      =====      =====

Total nonperforming assets to total assets       .13%       .10%       .30%       .19%       .17%
                                               =====      =====      =====      =====      =====

At December 31, 1998, the Savings Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $444,000, $242,000 and $666,000 at December 31, 1998, 1997 and
1996, respectively. For the year ended December 31, 1998, interest income that would have been recorded under the original terms of nonaccrual loans at December 31, 1998 and interest income actually recognized is summarized below:

     Interest income that would have been recorded                $ 39,950
     Interest income recognized                                     (8,457)
                                                                  --------

     Interest income foregone                                     $ 31,493
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

The following table sets forth information concerning the number and dollar amount of loans and real estate owned classified as "special mention" or "substandard" at the dates indicated. No loans or real estate owned were classified ""doubtful" or "loss" at those dates.

                                              Special Mention               Substandard
                                            --------------------        --------------------
                                            Number        Amount        Number        Amount
                                            ------        ------        ------        ------
                                                          (Dollars in thousands)

At December 31, 1998:
Loans ..............................            14        $2,718             7        $  275

Real estate owned:
     One-to-four-family properties .          --            --               2            92

     Other .........................          --            --               5           274
                                            ------        ------        ------        ------

          Total ....................            14        $2,718            14        $  641
                                            ======        ======        ======        ======

At December 31, 1997:
Loans ..............................          --          $ --              26        $1,141

Real estate owned:
     One-to-four-family properties .          --            --               4           285

     Other .........................          --            --               3           222
                                            ------        ------        ------        ------

          Total ....................          --          $ --              33        $1,648
                                            ======        ======        ======        ======

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

                                                         At or For the Year Ended December 31,
                                                  --------------------------------------------------
                                                   1994        1995      1996        1997       1998
                                                   ----        ----      ----        ----       ----
                                                                 (Dollars in thousands)

Balance at beginning of year                      $ 735         869        977      1,063      1,684
Provision for loan losses                           138         124        107        649        682
Charge-offs:
     One-to-four-family                              (2)         -          (9)       (12)       (80)
     Construction and land                           -          (16)        -         -         -
     Multi-family                                    -           -          -         -         -
     Commercial real estate                          -           -          -         -         -
     Consumer loans                                  (2)         -         (12)       (16)        (6)
                                                    ---      ------     ------    -------    -------

          Total charge-offs by category              (4)        (16)       (21)       (28)       (86)

Recoveries                                           -           -          -         -            3
                                                   ----       -----    -------   --------    -------

Balance at end of year                            $ 869         977      1,063      1,684      2,283
                                                    ===         ===      =====      =====      =====

The following table sets forth the ratios of the Savings Bank's charge-offs and allowances for losses for the years indicated.

                                                         1994          1995         1996          1997           1998
                                                         ----          ----         ----          ----           ----
Net charge-offs during the year
     as a percentage of average loans
     outstanding during the year                          - %          .01%         .01%           .01%          .03%

Allowance for loan losses as a
     percentage of gross loans receivable
     at end of year                                     0.55%          .52%         .45%           .51%          .57%

Allowance for loan losses as a
     percentage of total nonperforming
     assets at end of year                            210.41%       288.48%      103.51%        224.83%       281.85%

Allowance for loan losses as a
     percentage of nonperforming loans
     at end of year                                   264.13%       561.49%      159.61%        695.87%       514.19%

The following table sets forth the Savings Bank's specific and general allowance for possible loan losses by type of loan for the years indicated.

                                                                         At December 31,
                               -----------------------------------------------------------------------------------------------------
                                    1994                1995                  1996                  1997                1998
                               -----------------  -------------------  -------------------   -------------------  ------------------
                                         % of                 % of                  % of                 % of                 % of
                                       Loans to             Loans to              Loans to              Loans to            Loans to
                                        Total                Total                 Total                 Total               Total
                               Amount   Loans     Amount     Loans     Amount      Loans      Amount     Loans     Amount    Loans
                               ------   -----     ------     -----     ------      -----      ------     -----     ------    -----
                                                                        (Dollars in thousands)
At end of year allocated to:
     One-to-four-family         $ 240    82.80%    $ 275     84.32%   $   302      80.95%     $  507     74.64%   $   575     70.59%
     Construction and land        106     4.03       146      2.83        152       2.32         240      1.07        338      2.91
     Multi-family                 165     1.95       183      1.64        169       1.76         268      1.36        295      2.04
     Commercial real estate       135     3.91       150      3.53        165       5.73         383     11.54        565     11.01
     Consumer loans               223     7.31       223      7.68        275       9.24         229      9.98        304     10.83
     Commercial loans              -      -           -       -            -           -          57      1.41        206      2.62
                                -----   ------     -----    ------    -------     ------     -------    ------    -------    ------

          Total                 $ 869   100.00%    $ 977    100.00%   $ 1,063     100.00%    $ 1,684    100.00%   $ 2,283    100.00%
                                =====   ======     =====    ======    =======     ======     =======    ======    =======    ======


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

Mortgage-Backed Securities

The Savings Bank invests in collateralized mortgage obligations ("CMOs") and mortgage-backed securities such as government pass-through certificates. At December 31, 1998, the Savings Bank's mortgage-backed securities portfolio totaled $24.8 million, or 5.3% of total assets. The mortgage-backed securities are not due at a single maturity date, and accordingly, contractual maturity information is not presented herein. CMOs, net of related premiums and discounts, totaled $4.7 million or 18.9% of total mortgage-backed securities.

CMOs are typically issued by a special purpose entity, which may be organized in any of a variety of legal forms, such as a trust, a corporation or a partnership. The entity combines pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into different "tranches" or "classes" of securities, thereby creating more predictable average lives for each tranch or class than is provided by the underlying pass-through pools. Under this structure, all principal repayments from the various mortgage pools can be allocated to a mortgage-related securities class or classes structured to have priority until it has been paid off. Thus, these securities are designed to address the reinvestment concerns associated with mortgage-backed security pass-throughs, namely that they tend to pay off more rapidly when interest rates fall. The Savings Bank's CMOs have coupon rates ranging from 5.30% to 7.53% and had a weighted average yield of 6.35% at December 31, 1998.

The Savings Bank's policy is to purchase CMOs rated AA or better by nationally recognized rating services. The majority of the CMOs owned by the Savings Bank are insured or guaranteed either directly or indirectly, through mortgage-backed securities underlying the obligations issued by the .

At December 31, 1998, the Savings Bank had $4.7 million in CMOs representing 1.0% of total assets. Of that amount, $4.2 million or 89.6% had floating rates with caps ranging from 8.50% to 12.65% and which adjust on a monthly basis Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage
Association ("FNMA").

Other mortgage-backed  securities,  net, totaled $20.1 million or 81.1% of total
mortgage-backed   securities.   Other  mortgage-backed   securities  consist  of
pass-through certificates issued by the FNMA, FHLMC or GNMA.

At December 31, 1998, the Savings Bank had mortgage-backed securities available for sale with an aggregate carrying value of $8.9 million and mortgage-backed securities classified as held to maturity of $15.9 million, consisting of CMOs, FHLMC certificates, GNMA certificates and FNMA certificates.

The following table sets forth mortgage-backed security purchases, sales, amortization and repayments during the periods indicated:

                                                         Year Ended December 31,
                                               ------------------------------------------
                                                 1996             1997              1998
                                               --------         --------         --------
                                                            (In thousands)

At beginning of year ..................        $ 93,883           65,736           38,291
Purchases .............................           8,596             --              6,025
Amortization and repayments ...........         (36,617)         (27,566)         (19,553)
Change in unrealized loss on securities
     available for sale ...............            (126)             121               21
                                               --------         --------         --------

          At end of year ..............        $ 65,736           38,291           24,784
                                               ========         ========         ========

Investment Securities

At December 31, 1998, the Savings Bank held $15.6 million in investment securities consisting of $4.1 million in U.S. Government and agency securities, classified as available for sale, and $9.1 million in mutual funds, $2.3 million in SBA-related investment securities, classified as held to maturity, and $99,000 in other investment securities, classified as available for sale. In addition, the Savings Bank holds $13.4 million in interest-earning deposits and $2.8 million of FHLB of Atlanta stock.

The following table sets forth certain information regarding the amortized cost and market values of the Savings Bank's interest-earning deposits, FHLB stock and investment securities at the dates indicated:

                                                                                  At December 31,
                                                -----------------------------------------------------------------------------------
                                                           1996                         1997                         1998
                                                -----------------------------------------------------------------------------------
                                                Amortized       Market       Amortized        Market       Amortized        Market
                                                   Cost          Value          Cost           Value          Cost           Value
                                                -------        -------        -------        -------        -------        -------
                                                                                  (In thousands)
Interest-earning deposits .................      $ 4,077          4,077          8,562          8,562         13,413         13,413
                                                 =======        =======        =======        =======        =======        =======

FHLB stock ................................      $ 1,939          1,939          2,304          2,304          2,800          2,800
                                                 =======        =======        =======        =======        =======        =======

Investment securities:
     Held-to-maturity:
          SBA-related investment securities      $ 3,239          3,271          3,031          3,077          2,320          2,366
                                                 =======        =======        =======        =======        =======        =======

     Available-for-sale:
          U.S. Government and
               agency securities ..........       20,208         20,176          7,965          7,937          4,036          4,058
          Other investment securities .....          495            497            151            156             97             99
          Investment in mutual funds ......        9,035          8,920          9,258          9,183          9,238          9,131
                                                 -------        -------        -------        -------        -------        -------

          Total available-for-sale ........      $29,738         29,593         17,374         17,276         13,371         13,288
                                                 =======        =======        =======        =======        =======        =======

     The following table sets forth information concerning the amortized cost and weighted average yields by maturity on investment securities and FHLB stock at December 31, 1998.






                                                                      Due After                   Due After
                                                                     One Through                 Five Through
                                  Due Within One Year                Five Years                   10 Years
                                -----------------------      ------------------------    -------------------------
                                             Annualized                    Annualized                   Annualized
                                              Weighted                      Weighted                     Weighted
                                Amortized      Average        Amortized      Average      Amortized       Average
                                  Cost          Yield           Cost          Yield          Cost          Yield
                                  ----          -----           ----          -----          ----          -----
                                                             (Dollars in thousands)
FHLB stock

Investment securities:
     U.S. Government
         and agency
         obligations             $    -            -   %       $ 4,036          5.56%        $   -           -  %
     SBA related investment
         securities                   -            -              -              -               -           -
     Other investment
         securities                   -            -              -              -               97         7.88
     Mutual funds                     -            -              -              -               -           -
                                 -------                       -------                       ------
         Total investment
              securities         $    -            -   %       $ 4,036          5.56%        $   97         7.88%
                                 =======       ======          =======          ====         ======         ====

                                        Due After
                                         10 Years                      Total
                                -------------------------     ------------------------
                                               Annualized
                                                Weighted                   Approximate
                                Amortized        Average      Amortized       Market
                                  Cost             Yield         Cost          Value
                                  ----             -----         ----          -----
FHLB stock

Investment securities:
     U.S. Government
         and agency
         obligations             $   2,800          7.50%      $  2,800     $  2,800
     SBA related investment      =========                       ======       ======
         securities
     Other investment
         securities
     Mutual funds                $    -             -   %       $ 4,036        4,058

                                     2,320          6.62          2,320        2,366
         Total investment
              securities              -             -                97           99
                                     9,238          5.43          9,238        9,131
                                  --------                       ------       ------

                                  $ 11,558          5.67%      $ 15,691     $ 15,654
                                  ========          ====         ======       ======

Sources of Funds

General. Repayments and maturities of mortgage-backed and investment securities, loan repayments, deposits and cash flows generated from operations are the primary sources of the Savings Bank's funds for use in lending, investing and for other general purposes.

Deposits. The Savings Bank offers a variety of deposit accounts having a range of interest rates and terms. The Savings Bank's deposits consist of regular savings, non-interest-bearing checking, NOW checking, money market and certificate accounts. Of the deposit accounts at December 31, 1998, $29.7 million or 8.4% consist of individual retirement accounts ("IRAs").

The Savings Bank seeks to retain core deposits consisting of passbook and statement savings, money market, noninterest-bearing checking, and NOW accounts, which contributed to a low cost of funds. Such core deposits represented 25.0%, 23.8% and 26.2% of total deposits at December 31, 1996, 1997, and 1998, respectively.

The following table shows the distribution of the Savings Bank's deposits by type at the dates indicated and the weighted-average nominal interest rates on each category of deposits presented at December 31, 1998 (dollars in thousands).

                                                                  At December 31,
                             -----------------------------------------------------------------------------------------
                                      1996                      1997                                    1998
                             -----------------------   ----------------------------------       ----------------------
                                           Percent                   Percent                    Percent      Weighted-
                                           of Total                  of Total                   of Total      Average
                                 Amount    Deposits      Amount      Deposits     Amount        Deposits        Rate
Demand accounts:
     Noninterest-bearing
          checking           $   4,103        1.46%    $  6,968         2.20%   $   7,984           2.27%       -    %
     NOW and money-
          market accounts       39,203       13.86       43,629        13.84       60,832          17.33         2.25
     Passbook and
          statement
          savings               27,412        9.70       24,503         7.77       23,038           6.56         2.00
                               -------      ------       ------        -----      -------        -------         ----

          Total                 70,718       25.02       75,100        23.81       91,854          26.16         1.99
                               -------      ------       ------        -----      -------         ------         ----

Certificate accounts:
     1-3 months                  8,204        2.90        9,834         3.12        9,549           2.72         4.13%
     91 days                       518         .18          538          .17          379            .11         3.93
     182 day                    15,904        5.63       12,171         3.86       11,391           3.25         4.49
     9 months                   17,173        6.07       16,554         5.25       12,411           3.53         4.71
     10 months                    -           -          18,791         5.95          654            .19         5.72
     12 months                  53,577       18.96       39,975        12.67       31,697           9.03         5.02
     12 month IRA               16,473        5.83       14,431         4.58       12,527           3.57         5.16
     13 months                    -           -            -            -          24,835           7.07         5.47
     18 months                   3,136        1.11        2,824          .90        2,485            .71         5.21
     20 months                    -           -          23,152         7.34       93,181          26.55         5.70
     24 months                  46,770       16.55       60,477        19.18       29,429           8.38         5.73
     30 months                  10,628        3.76        8,841         2.80        6,482           1.85         5.34
     60 months                  39,563       13.99       32,702        10.37       24,156           6.88         6.14
                               -------      ------      -------       ------      -------        -------        -----

          Total                211,946       74.98      240,290        76,19      259,176          73.84         5.44
                               -------      ------      -------       ------      -------         ------         ----

          Total deposits     $ 282,664      100.00%     315,390       100.00%     351,030         100.00%        4.54%
                               =======      ======      =======       ======      =======         ======         ====

The following table presents the deposit activity of the Savings Bank for the years indicated.

                                                Year Ended December 31,
                                         ---------------------------------------
                                            1996           1997          1998
                                         ---------      ---------      ---------
Deposits ...........................     $ 542,019        744,064      1,003,698
Withdrawals ........................      (536,051)      (721,501)       979,194
                                         ---------      ---------      ---------

Deposits in excess of withdrawals ..         5,968         22,563         24,504

Interest credited on deposits ......         8,993         10,163         11,136
                                         ---------      ---------      ---------

Total increase in deposits .........     $  14,961         32,726         35,640
                                         =========      =========      =========

The following table presents the amount of time deposit accounts in amounts of $100,000 or more at December 31, 1998 maturing as follows (in thousands):

Maturity Period

One month through three months ............................              $ 3,763
Over three through six months .............................                3,692
Over six through 12 months ................................                4,546
Over 12 months ............................................                6,229
                                                                         -------

     Total ................................................              $18,230
                                                                         =======


The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1996, 1997, and 1998 and the periods to maturity of the certificate accounts outstanding at December 31, 1998.


                                                                       Period to Maturity from December 31, 1997
                                  At December 31,             ----------------------------------------------------------
                       ----------------------------------     Within         1 to        2 to         3 to        4 to
                         1996           1997       1998       1 Year        2 Years     3 Years      4 Years     5 Years      Total
                       ---------      -------     -------     -------       ------       -----        -----       -----      -------
                                                                     (In thousands)
     3.01% to 4.00%    $       -            -         374         374            -           -            -           -          374
     4.01% to 5.00%       49,542       23,215      56,059      45,322        9,937         475            -         325       56,059
     5.01% to 6.00%      137,394      187,028     176,729     104,805       64,651       2,434        2,008       2,831      176,729
     6.01% to 8.00%       25,010       30,047      26,014      17,585        8,205         122           75          27       26,014
                       ---------      -------     -------     -------       ------       -----        -----       -----      -------

                       $ 211,946      240,290     259,176     168,086       82,793       3,031        2,083       3,183      259,176
                       =========      =======     =======     =======       ======       =====        =====       =====      =======

                                       22

Borrowings

The Savings Bank is authorized to obtain advances from the Federal Home Loan Bank ("FHLB") of Atlanta which are generally collateralized by a blanket lien against the Savings Bank's mortgage portfolio. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Atlanta will advance to member institutions, including the Savings Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board and the FHLB of Atlanta. At December 31, 1998, the Savings Bank had $56 million in FHLB advances outstanding.

From time to time, the Savings Bank enters into agreements with nationally recognized primary securities dealers under which the Savings Bank sells securities subject to repurchase agreements. Such agreements are accounted for as borrowings by the Savings Bank and are secured by the securities sold. At December 31, 1998, the Savings Bank did not have any such borrowings outstanding. During 1998, the Savings Bank began borrowing under retail repurchase agreements with customers of the Savings Bank. These agreements are also accounted for as borrowings and are secured by securities owned by the Bank.

The following table sets forth certain information relating to the Savings Bank's borrowings at the dates indicated:

                                                                       At or For the Year Ended
                                                                           Ended December 31,
                                                                  ------------------------------------
                                                                    1996         1997           1998
                                                                  ---------     -------     -----------
                                                                         (Dollars in thousands)
FHLB advances:
     Average balance outstanding ..................               $     150     $13,226     $    33,718
                                                                  =========     =======      ==========
     Maximum amount outstanding at any month end
          during the year .........................               $     150     $30,000     $    56,000
                                                                  =========     =======      ==========
     Balance outstanding at end of year ...........               $     150     $30,000     $    56,000
                                                                  =========     =======      ==========
     Weighted average interest rate during the year                    7.17%       6.15%           5.91%
                                                                  =========     =======      ==========
     Weighted average interest rate at end of year                     7.17%       6.01%           5.28%
                                                                  =========     =======      ==========

Other borrowed funds:
     Average balance outstanding ..................               $     849     $ 5,629     $        14
                                                                  =========     =======      ==========
     Maximum amount outstanding at any month end
          during the year .........................               $   8,048     $11,952     $       789
                                                                  =========     =======      ==========
     Balance outstanding at end of year ...........               $   8,048     $  --       $       789
                                                                  =========     =======      ==========
     Weighted average interest rate during the year                    5.65%       5.74%           4.65%
                                                                  =========     =======      ==========
     Weighted average interest rate at end of year                     5.63%         --%           4.65%
                                                                  =========     =======      ==========

                                                                       At or For the Year Ended
                                                                           Ended December 31,
                                                                  ------------------------------------
                                                                    1996         1997           1998
                                                                  ---------     -------     -----------
                                                                         (Dollars in thousands)
Total borrowings:
     Average balance outstanding ..................               $     999     $18,855     $    33,732
                                                                  =========     =======      ==========
     Maximum amount outstanding at any month end
          during the year .........................               $   8,198     $41,952     $    56,789
                                                                  =========     =======      ==========
     Balance outstanding at end of year ...........               $   8,198     $30,000     $    56,789
                                                                  =========     =======      ==========
     Weighted average interest rate during the year                    5.68%       6.03%           5.89%
                                                                  =========     =======      ==========
     Weighted average interest rate at end of year                     5.66%       6.01%           5.27%
                                                                  =========     =======      ==========

Subsidiary Activities

The Savings Bank has one wholly-owned subsidiary, Lake County Service Corporation. Lake County Service Corporation was formed to develop a 100-lot subdivision and is now substantially inactive, having sold all but one lot. Lake County Service Corporation also owns an 8.4 acre commercial parcel and a one acre lot adjoining the Savings Bank's main office.

Personnel

As of February 22, 1999, the Savings Bank had 149 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and the Savings Bank considers its relationship with its employees to be good.

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

The Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Savings Bank is a member of FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Savings Bank and the Company.

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

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, nonresidential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Savings Bank met each of its capital requirements and it is anticipated that the Savings Bank will not be subject to the interest rate risk component.

The following table presents the Savings Bank's capital position at December 31, 1998.

                                                                Capital Ratios
                                                Excess       -------------------
                       Actual      Required  (Deficiency)     Actual    Required
                       Capital      Capital     Amount        Percent    Percent
                       -------      -------     ------        -------    -------
                                       (Dollars in thousands)

Tangible .........     $46,082       6,957      39,125         9.94%       1.50%
Core (leverage) ..     $46,082      13,913      32,169         9.94        3.00
Risk-based:
     Tier I (core)     $46,082      10,711      35,371        17.21        4.00
     Total .......     $48,243      21,422      26,821        18.02        8.00

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory  information.  An  institution's  assessment  rate  depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

The Bank paid no assessment for 1998; however, its payments toward the FICO bonds amounted to $194,760. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Savings Bank's limit on loans to one borrower was $7.2 million. At December 31, 1998, the Savings Bank's largest aggregate outstanding balance of loans to one borrower was $4.9 million.

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

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Savings Bank maintained 83.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At December 31, 1998, the Bank was a Tier 1 Bank.

Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by an institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Liquidity. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4% for fiscal 1998, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity ratio for December 31, 1998 was 8.8%, which exceeded the applicable requirement. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirement.

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

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement was $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements.

Year 2000

The Company is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to manage the Year 2000 challenges effectively. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed in the plan include awareness, assessment, renovation, validation, implementation, testing, and contingency planning.

The Company has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing its plan. At the present time, the Company has substantially completed its testing phase, the results of which indicate that the Company's internal systems appear to be Year 2000 ready. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not materially affect reported operating results. Management does not believe that the Company has incurred or will incur material costs associated with the Year 2000 issue.

The Company's vendors and suppliers have been contacted for written confirmation of their product readiness for Year 2000 compliance. Negative or deficient responses are analyzed and periodically reviewed to prescribe timely actions within the Company's contingency planning. The Company's main service provider has completed testing of its mission critical application software and item processing software; the test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. The Company has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own using the same version of the Year 2000 ready software and the same hardware and operating systems.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Notwithstanding our actions, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, and results of operations.

Based on  testing  results  to date (as  noted  above),  the  Company's  mission critical systems have been deemed to be Year 2000 ready. However, a written contingency plan has been developed to address problems that might be caused from Year 2000 system failures. Testing of the contingency plan is in progress and is scheduled to be completed by June 30, 1999. With regard to non-mission critical internal systems, the Company's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and, correspondingly, the Company will maintain higher liquidity levels.

                           FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Savings Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company. The Savings Bank was last audited by the IRS for the year ended December 31, 1996. For its 1998 taxable year, the Savings Bank is subject to a maximum federal income tax rate of 34%.

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

Under the residential loan requirement provision, the recapture required by the 1996 Act is suspended for each of two successive taxable years, beginning with 1996, in which the Savings Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding its current taxable year. Under the 1996 Act, for its current and future taxable years, the Savings Bank is permitted to make additions to its tax bad debt reserves. In addition, the Savings Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. At December 31, 1998, the Savings Bank had approximately $757,000 of deferred tax liabilities recorded for the recapture of its bad debt reserves.

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

ITEM 2.        PROPERTIES

The Savings Bank conducts its business through its main office and 12 branch offices. The following table sets forth certain information regarding the Savings Bank's office properties:

                                                           Book Value of Land
                                         Date               and Buildings at
Location                                Acquired           December 31, 1998
--------                                --------           -----------------
                                                          (Dollars in thousands)
Main Office
800 North Boulevard, West
Leesburg, Florida  34748-5053              1961                   $ 368

Wildwood
837 South Main Street
Wildwood, Florida  34785-5302              1967                     240

Main Street
1409 West Main Street
Leesburg, Florida  34748-4854              1972                     175

Clermont
481 East Highway 50
Clermont, Florida  34711-4032              1982                     640

Eustis
2901 South Bay Street
Eustis, Florida  32726-6551                1979                     363

Fruitland Park
410 Palm Street
Fruitland Park, Florida  34731-4013        1983                     352

Lady Lake
431 US Highway 441/27
Lady Lake, Florida  32159-3046             1995                   1,246

Lake Square
10105 US Highway 441
Leesburg, Florida  34788-3952              1995                     487

South Leesburg (1)
27405 US Highway 27, Suite 123
Leesburg, Florida  34748-7914              1996                     150

South Leesburg (2)
US Highway 27
Leesburg, Florida  34748                   1996                     375

Inverness (3)
2709 East Gulf to Lake Highway
Inverness, Florida 34453-3245              1998                     -

Four Corners (4)
16550 Woodcrest Way
Clermont, Florida 34711-7004               1998                     -

Bushnell (5)
1128 North Main Street
Bushnell, Florida 33513                    1998                     -



(1)  Leased branch office opened February, 1997.
(2) Parcel of land purchased by the Savings Bank for a future branch office location.
(3)  Leased branch office opened February, 1999.
(4)  Leased parcel of land and branch office scheduled to open May, 1999.
(5)  Leased branch office scheduled to open April, 1999.

The Savings Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 1998, such equipment had a net book value of $769,000.

ITEM 3.        LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1998, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER  MATTERS

The   above-captioned   information  appears  under  "Common  Stock  Prices  and
Dividends" in the Registrant's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated Financial Data" on page 6 and 7 of the Registrant's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders on pages 8 through 19 and is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of FFLC Bancorp, Inc. and Subsidiary, together with the report thereon by Hacker, Johnson, Cohen & Grieb PA appear in the Registrant's 1998 Annual Report to Stockholders on pages 20 through 51 and are incorporated herein by reference.

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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information related to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999 at pages 4 through 7.

ITEM 11.       EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999 at pages 12 through 15.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999 at pages 5 through 7.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to pages 15 and 16 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.

(a) The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 1998 Annual Report to Stockholders.

                                                                      Page
                                                                      ----

     Independent Auditor's Report                                       51

     Consolidated Balance Sheets as of December 31, 1998 and 1997       20

     Consolidated Statements of Income for the Years Ended
          December 31, 1998, 1997 and 1996                              21

     Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1998, 1997 and 1996               22-24

     Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1998, 1997 and 1996                     25-26

     Notes to Consolidated Financial Statements for the Years
          Ended December 31, 1998, 1997 and 1996                     27-50

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

                                           Dated: March 18, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                         Title                                  Date
----                         -----                                  ----


/s/ Joseph J. Junod          Chairman of the Board                March 18, 1999
-------------------
Joseph J. Junod

/s/ Claron D. Wagner         Vice Chairman of the Board           March 18, 1999
--------------------
Claron D. Wagner

/s/ James P. Logan           Director                             March 18, 1999
------------------
James P. Logan

/s/ Ted R. Ostrander, Jr.    Director                             March 18, 1999
-------------------------
Ted R. Ostrander

/s/ H.D. Robuck, Jr.         Director                             March 18, 1999
--------------------
H.D. Robuck, Jr.

/s/ Stephen T. Kurtz         Chief Executive Officer,
--------------------         President and Director               March 18, 1999
Stephen T. Kurtz

/s/ Paul K. Mueller          Executive Vice President, Chief
-------------------          Operating Officer and Treasurer
Paul K. Mueller              and Director                         March 18, 1999