Form 10-Q
period 1999-03-31
FFLC BANCORP INC
filed 1999-05-04
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999


                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------   --------------.


                         Commission file number 0-22608

                               FFLC BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                                     59-3204891
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)





800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
-------------------------------------------------------------------   ----------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code  (352) 787-3311
                                                    --------------

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                    3,676,166 shares outstanding
Common stock, par value $.01 per share              at April 22, 1999
--------------------------------------              ----------------------------
                                                                  CONFORMED COPY

                               FFLC BANCORP, INC.

                                      INDEX

Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                            Page
                                                                           ----

     Condensed Consolidated Balance Sheets -
       at March 31, 1999 (unaudited) and at December 31, 1998................2

     Condensed Consolidated Statements of Income -
       Three Months ended March 31, 1999 and 1998 (unaudited)................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Three Months ended March 31, 1999 (unaudited).........................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 1999 and 1998 (unaudited)..............5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)......7-8

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................9-15

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................16

   Item 2.  Changes in Securities...........................................16

   Item 3.  Default upon Senior Securities..................................16

   Item 5.  Other Information...............................................16

   Item 6.  Exhibits and Reports on Form 8-K................................16

SIGNATURES..................................................................17

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                                                         At               At
                                                                                      March 31,     December 31,
                                                                                        1999            1998
                                                                                        ----            ----
            Assets                                                                           (unaudited)

Cash and due from banks                                                              $  12,672            9,515
Interest-bearing deposits                                                               12,684           13,413
                                                                                       -------         --------

            Cash and cash equivalents                                                   25,356           22,928
                                                                                       -------         --------

Securities available for sale                                                           23,325           22,165
Securities held to maturity (market value of $16,327 in 1999
    and $18,425 in 1998)                                                                16,130           18,227
Loans receivable, net of allowance for loan losses of $2,399 in 1999
    and $2,283 in 1997                                                                 416,075          389,059
Accrued interest receivable:
    Securities                                                                             378              352
    Loans receivable                                                                     2,095            1,890
Premises and equipment, net                                                              7,025            5,597
Foreclosed real estate                                                                     206              366
Real estate held for development                                                         -                  122
Restricted securities - Federal Home Loan Bank stock, at cost                            3,159            2,800
Other assets                                                                               520              314
                                                                                     ---------        ---------

            Total                                                                    $ 494,269          463,820
                                                                                       =======          =======

            Liabilities and Stockholders' Equity

Liabilities:
    NOW and money market accounts                                                       72,633           68,816
    Savings accounts                                                                    22,435           23,038
    Certificates                                                                       276,737          259,176
                                                                                       -------          -------

            Total deposits                                                             371,805          351,030
                                                                                       -------          -------

                                                                                         At               At
                                                                                      March 31,     December 31,
                                                                                        1999            1998
                                                                                        ----            ----
            Assets                                                                           (unaudited)

Advances from Federal Home Loan Bank                                                    63,000           56,000
Other borrowed funds                                                                     1,408              789
Deferred income taxes                                                                      421              284
Accrued expenses and other liabilities                                                   2,959            2,494
                                                                                      --------         --------

            Total liabilities                                                          439,593          410,597
                                                                                       -------          -------
Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                                 -               -
    Common stock, $.01 par value, 9,000,000 shares authorized,
        4,403,856 in 1999 and 4,372,041 in 1998 shares issued                               44               44
    Additional paid-in-capital                                                          29,612           29,286
    Retained income                                                                     41,049           39,714
    Accumulated other comprehensive income - unrealized loss on securities
        available for sale, net of tax of $48 in 1999 and $39 in 1998                      (80)             (65)
    Treasury stock, at cost (732,400 shares in 1999 and
        716,421 shares in 1998)                                                        (15,397)         (15,125)
    Stock held by Incentive Plan Trusts                                                   (552)            (631)
                                                                                      --------         --------

            Total stockholders' equity                                                  54,676           53,223
                                                                                       -------          -------

            Total                                                                    $ 494,269          463,820
                                                                                       =======          =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

                   Condensed Consolidated Statements of Income
                     ($ in thousands, except share amounts)

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                     -----------------------------
                                                                                          1999            1998
                                                                                     -----------      ------------
                                                                                                (unaudited)
Interest income:
    Loans receivable                                                                  $    8,086             6,620
    Securities available for sale                                                            345               366
    Securities held to maturity                                                              220               542
    Other interest-earning assets                                                            200               225
                                                                                     -----------      ------------

            Total interest income                                                          8,851             7,753
                                                                                     -----------      ------------

Interest expense:
    Deposits                                                                               3,940             3,694
    Borrowed funds                                                                           808               450
                                                                                     -----------      ------------

            Total interest expense                                                         4,748             4,144
                                                                                     -----------      ------------

            Net interest income                                                            4,103             3,609

Provision for loan losses                                                                    200               148
                                                                                     -----------      ------------

            Net interest income after provision for loan losses                            3,903             3,461
                                                                                     -----------      ------------

Noninterest income:
    Deposit account fees                                                                     146               129
    Other service charges and fees                                                           244                87
    Gain on sale of real estate held for development                                         886            -
    Other                                                                                     13                12
                                                                                     -----------      ------------

            Total noninterest income                                                       1,289               228
                                                                                     -----------      ------------

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                     -----------------------------
                                                                                          1999            1998
                                                                                     -----------      ------------
                                                                                                (unaudited)
Interest income:
Noninterest expense:
    Salaries and employee benefits                                                         1,444             1,261
    Occupancy expense                                                                        336               233
    Deposit insurance premium                                                                 51                48
    Data processing expense                                                                  140               115
    Professional services                                                                     56                50
    Advertising and promotion                                                                 78                77
    Other                                                                                    269               233
                                                                                     -----------      ------------

            Total noninterest expense                                                      2,374             2,017
                                                                                     -----------      ------------

Income before income taxes                                                                 2,818             1,672

Income taxes                                                                               1,084               681
                                                                                     -----------      ------------

Net income                                                                           $     1,734               991
                                                                                     ===========      ============

Basic income per share of common stock                                               $        .49              .28
                                                                                     ===========      ============

Weighted-average number of shares outstanding for basic                                3,571,598         3,602,638
                                                                                     ===========      ============

Diluted income per share of common stock                                            $        .47               .26
                                                                                     ===========      ============

Weighted-average number of shares outstanding for diluted                              3,720,042         3,803,382
                                                                                     ===========      ============

Dividends per share                                                                 $         .11              .09
                                                                                     ===========      ============


See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

            Condensed Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 1999
                                ($ in thousands)

                                                                                 Stock                Accumulated
                                                                                Held by                 Other
                                                    Additional                 Incentive                Compre-     Total
                                         Common      Paid-In        Treasury     Plan      Retained     hensive  Stockholders'
                                         Stock       Capital         Stock      Trusts      Income      Income      Equity
                                        -------     ---------      ---------  ----------    ------     --------    ---------
Balance at December 31,
     1998                                $    44      29,286     (15,125)        (631)      39,714          (65)      53,223

Comprehensive income:
     Net income (unaudited)                 --          --          --           --          1,734         --          1,734

     Net change in unrealized loss
         on securities available for
         sale, net of tax of $9
         (unaudited)                        --          --          --           --           --            (15)         (15)
                                                                                           -------      -------      -------

Comprehensive income (unaudited)            --          --          --           --          1,734          (15)       1,719
                                                                                           -------      -------      -------

Net proceeds from the issuance
     of 31,815 shares of common
     stock (unaudited)                      --           191        --           --           --           --            191

Dividends paid, net of $6 of
     dividends on ESOP shares
     recorded as compensation
     expense (unaudited)                    --          --          --           --           (399)        --           (399)

Purchase of treasury stock,
     15,979 shares (unaudited)              --          --          (272)        --           --           --           (272)

Shares committed to participants
     in incentive plans (unaudited)         --           135        --             79         --           --            214
                                         -------     -------     -------      -------      -------      -------      -------

Balance at March 31, 1999
     (unaudited)                         $    44      29,612     (15,397)        (552)      41,049          (80)      54,676
                                         =======     =======     =======      =======      =======      =======      =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                                Three Months Ended
                                                                                -------------------
                                                                                     March 31,
                                                                                1999            1998
                                                                                ----            ----
                                                                                     (unaudited)
Cash flows from operating activities:
    Net income                                                                $  1,734           991
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses                                              200           148
            Depreciation                                                           114            98
            Provision (credit) for deferred income taxes                           146          (205)
            Shares committed and dividends to incentive plan participants          220           268
            Net amortization of premiums or discounts on securities                 25            (5)
            Accretion of deferred loan fees and unearned income                     15             3
            Deferral of net loan fees collected, net of costs deferred              61            61
            Gain on sale of foreclosed real estate                                  (4)           (4)
            Gain on sale of real estate held for development                      (886)         --
            (Increase) decrease in accrued interest receivable                    (231)           14
            Increase in other assets                                              (206)         (181)
            Increase in accrued expenses and other liabilities                     465           718
                                                                              --------      --------

                    Net cash provided by operating activities                    1,653         1,906
                                                                              --------      --------
Cash flows from investing activities:
    Proceeds from maturities and principal repayments on securities
        held to maturity                                                         2,088         2,794
    Proceeds from maturities and principal repayments on securities
        available for sale                                                         922         2,738
    Purchase of securities available for sale                                   (2,122)         (141)
    Loan disbursements                                                         (47,369)      (31,170)
    Principal repayments on loans                                               20,230        18,586
    Purchase of premises and equipment, net                                     (1,542)          (43)
    Purchase of Federal Home Loan Bank stock                                      (359)         (433)
    Proceeds from sales of foreclosed real estate                                   11          --
    Proceeds from sale of real estate held for development                       1,008          --
                                                                              --------      --------
                    Net cash used in investing activities                      (27,133)       (7,669)
                                                                              --------      --------
                                                                                          (continued)

                               FFLC BANCORP, INC.

                                ($ in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                        1999         1998
                                                                                          (unaudited)
Cash flows from financing activities:
    Net increase in savings, demand, NOW and money-market accounts                   $  3,214         5,235
    Net increase in certificate accounts                                               17,561         2,134
    Net increase in advances from Federal Home Loan Bank                                7,000          --
    Net increase in other borrowed funds                                                  619          --
    Stock options exercised                                                               191           230
    Purchase of treasury stock                                                           (272)         (666)
    Cash dividends paid                                                                  (405)         (336)
                                                                                     --------      --------

                Net cash provided by financing activities                              27,908         6,597
                                                                                     --------      --------

Net increase in cash and cash equivalents                                               2,428           834

Cash and cash equivalents at beginning of period                                       22,928        15,684
                                                                                     --------      --------

Cash and cash equivalents at end of period                                           $ 25,356        16,518
                                                                                     ========      ========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
        Interest                                                                     $  4,901         4,165
                                                                                     ========      ========

        Income taxes                                                                 $    105           120
                                                                                     ========      ========

    Noncash investing and financing activities:

        (Decrease) increase in accumulated other comprehensive income                $    (15)           28
                                                                                     ========      ========

        Loans originated on sales of foreclosed real estate                          $    153            64
                                                                                     ========      ========

        Loans funded by and sold to correspondent                                    $  3,883         1,366
                                                                                     ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations and other data for the three-month period ended March 31, 1999, are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

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

2. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118. No impaired loans were identified by the Company during the three months ended March 31, 1999 or 1998.

         An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  1999          1998
                                                                                  ----          ----
   Balance at January 1                                                         $ 2,283        1,684
   Provision for loan losses                                                        200          148
   Loans charged-off                                                               (101)         -
   Recoveries                                                                        17            2
                                                                                -------       ------

   Balance at March 31                                                          $ 2,399        1,834
                                                                                  =====        =====
                                                                                           (continued)


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

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ---------------------
                                                                               1999             1998
                                                                               ----             ----
Weighted-average shares of common stock issued and
  outstanding before adjustments for ESOP, RRP and
  common stock options                                                        3,674,817       3,758,462
Adjustment to reflect the effect of unallocated ESOP and
  RRP shares                                                                   (103,219)       (155,824)
                                                                             ----------      ----------

Weighted-average shares for basic net income per share                        3,571,598       3,602,638
                                                                             ==========      ==========

Basic net income per share                                                   $      .49             .28
                                                                             ==========      ==========

Total weighted-average common shares and equivalents
  outstanding for basic net income per share computation                      3,571,598       3,602,638

Additional dilutive shares using the average market value for
  the period utilizing the treasury stock method regarding stock options        148,444         200,744
                                                                             ----------      ----------

Weighted-average common shares and equivalents outstanding for
  diluted net income per share                                                3,720,042       3,803,382
                                                                             ==========      ==========

Diluted net income per share                                                 $      .47             .26
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

      The Savings Bank has 10 full-service locations in Lake, Sumter and Citrus Counties, Florida.

      The Savings Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned primarily on its loans and securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Savings Bank's operating results are also affected, to a lesser extent, by fee income and by gains or losses on the sale of loans, securities available for sale and foreclosed real estate. The Savings Bank's operating expenses consist primarily of salaries and employee benefits, occupancy expenses, deposit insurance premiums and other general and administrative expenses. The Savings Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

                               FFLC BANCORP, INC.

Liquidity and Capital Resources
      The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At March 31, 1999, cash, amounts due from depository institutions and interest-bearing deposits, totaled $25.4 million.

      The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet this liquidity requirement. The Savings Bank's liquidity ratio at March 31, 1999 exceeded the requirement.

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

      At March 31, 1999, the Savings Bank had outstanding commitments to originate $14.7 million of loans and to fund the undisbursed portion of loans in process of approximately $12.7 million and undisbursed commercial lines of credit of approximately $24.6 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At March 31, 1999, certificates of deposit which were scheduled to mature in one year or less totaled $169.1 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of March 31, 1999, that the Savings Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.

      As of March 31, 1999, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, Tier I
      (core), Tier I (risk-based) and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Savings Bank's actual capital amounts and ratios at March 31, 1999 are also presented in the table.

                                                                                                        To Be Well
                                                                            Minimum                    Capitalized
                                                                          For Capital                   For Prompt
                                                                           Adequacy                  Corrective Action
                                                  Actual                   Purposes                     Provisions
                                            ------------------           -----------------           -----------------
                                            Ratio       Amount           Ratio      Amount           Ratio      Amount
                                            -----       ------           -----      ------           -----      ------
                                                                       (Dollars in thousands)
         Stockholders' equity,
             and ratio to total
             assets                           9.7%   $  48,181
         Less: investment in
             nonincludable
             subsidiary                                 (1,073)
         Add back: unrealized loss on
             securities available for sale                   7

         Tangible capital,
             and ratio to adjusted
             total assets                     9.5%    $ 47,115           1.5%   $   7,401
                                                        ======                    =======

         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                           9.5%    $ 47,115           3.0%    $ 14,803            5.0%    $ 24,671
                                                        ======                     ======                      ======

         Tier 1 capital, and ratio
             to risk-weighted assets         16.4%      47,115           4.0%    $ 11,525            6.0%    $ 17,287
                                                                                   ======                      ======

         Tier 2 capital (allowance for
             loan losses and deductible
             assets)                                     2,274

         Total risk-based capital,
             and ratio to risk-
             weighted assets                 17.1%   $  49,389           8.0%    $ 23,085           10.0%    $ 28,856
                                                       =======                     ======                      ======

         Total assets                                $ 494,491
                                                       =======

         Adjusted total assets                       $ 493,425
                                                       =======

         Risk-weighted assets                        $ 288,564
                                                       =======

                               FFLC BANCORP, INC.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                    Three Months                          Three Months
                                                                      Ended            Year Ended             Ended
                                                                     March 31,         December 31,          March 31,
                                                                       1999               1998                1998
                                                                       ----               ----                ----
        Average equity as a percentage
           of average assets                                           11.43%             12.52%              12.83%

        Total equity to total assets at end of period                  11.06%             11.47%              12.71%

        Return on average assets (1)                                    1.46%              1.05%                .98%

        Return on average equity (1)                                   12.73%              8.37%               7.64%

        Noninterest expense to average assets (1)                       1.99%              2.01%               2.00%

        Nonperforming assets to total assets
           at end of period                                              .15%               .17%                .31%

        Operating efficiency ratio                                   52.69%(2)            52.25%              52.57%

(1)  Annualized for the three months ended March 31, 1999 and 1998.

(2) Excludes gain on sale of real estate held for development.

                                                                              At              At               At
                                                                            March 31,    December 31,       March 31,
                                                                             1999           1998             1998
                                                                             ----           ----             ----
   Weighted-average interest rates:
        Interest-earning assets:
           Loans receivable                                                 7.89%           7.96%            8.16%
           Securities                                                       6.14%           6.37%            6.51%
           Other interest-earning assets                                    5.53%           5.32%            6.21%
                Total interest-earning assets                               7.66%           7.72%            7.87%
        Interest-bearing liabilities:
           Deposits                                                         4.49%           4.58%            4.69%
           Borrowed funds                                                   5.16%           5.27%            6.01%
                Total interest-bearing liabilities                          4.59%           4.67%            4.80%
        Interest-rate spread                                                3.07%           3.05%            3.07%

Change in Financial Condition

Total assets increased $30.4 million or 6.6%, from $463.8 million at December 31, 1998 to $494.3 million at March 31, 1999, primarily as a result of an increase in loans receivable of $27.0 million. Deposits increased $20.8 million from $351.0 million at December 31, 1998 to $371.8 million at March 31, 1999. The $1.5 million net increase in stockholders equity during the three months ended March 31, 1999 resulted from net income of $1.7 million, credits to equity totaling $214,000 related to the stock incentive plans and proceeds of $191,000 from stock options exercised, partially offset by repurchases of the Company's stock of $272,000, dividends paid of $399,000 and $15,000 decrease in accumulated other comprehensive income.

                               FFLC BANCORP, INC.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered to constitute adjustments to yields.

                                                                                  Three Months Ended March 31,
                                                               ---------------------------------------------------------------------
                                                                             1999                                   1998
                                                               --------------------------------        -----------------------------
                                                                                        Average                           Average
                                                                    Average              Yield/        Average             Yield/
                                                                    Balance   Interest   Cost          BalanceInterest      Cost
                                                                    -------   --------   ----          ---------------      ----
                                                                                         ($ in Thousands)
Interest-earning assets:
    Loans receivable (1)                                          $ 401,630      8,086     8.05%     $ 317,721   6,620        8.33%
    Securities                                                       39,584        565     5.71         56,609     908        6.42
    Other interest-earning assets (2)                                15,192        200     5.27         15,518     225        5.80
                                                                   --------     ------                 -------  ------

            Total interest-earning assets                           456,406      8,851     7.76        389,848   7,753        7.95
                                                                                 -----                           -----

Noninterest-earning assets                                           19,980                             14,335
                                                                    -------                            -------

            Total assets                                          $ 476,386                          $ 404,183
                                                                    =======                            =======

Interest-bearing liabilities:
    NOW and money-market accounts                                    57,761        331     2.29         46,216     246        2.13
    Passbook and statement savings accounts                          22,694        116     2.04         24,609     147        2.39
    Certificates                                                    264,163      3,493     5.29        240,388   3,301        5.49
    FHLB advances                                                    61,444        798     5.19         30,000     450        6.00
    Other borrowings                                                    872         10     4.59         -         -            -
                                                                  ---------     ------             -----------   -----

            Total interest-bearing liabilities                      406,934      4,748     4.67        341,213   4,144        4.85
                                                                                 -----                           -----

Noninterest-bearing deposits                                          9,084                              6,829
Noninterest-bearing liabilities                                       5,902                              4,274
Stockholders' equity                                                 54,466                             51,867
                                                                    -------                            -------

            Total liabilities and stockholders' equity            $ 476,386                          $ 404,183
                                                                    =======                            =======

Net interest income                                                            $ 4,103                         $ 3,609
                                                                                 =====                           =====

Interest-rate spread (3)                                                                   3.09%                              3.10%
                                                                                           ====                               ====

Net average interest-earning assets, net margin (4)               $  49,472                3.60%     $  48,635                3.70%
                                                                    =======                ====        =======                ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                               1.12                               1.14
                                                                   ========                            =======

(1)  Includes nonaccrual loans.

(2)  Includes interest-bearing deposits and FHLB stock.

(3)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the  average  cost  of  interest-   bearing
     liabilities.

(4)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

                               FFLC BANCORP, INC.

          Comparison of the Three Months Ended March 31, 1999 and 1998

Results of Operations

General Operating Results. Net income for the three-month period ended March 31, 1999 was $1.7 million compared to $991,000 for the comparable 1998 period. Net income for the 1999 period included a gain on sale of real estate held for development of $886,000 ($553,000, net of tax). An increase in net interest income of $494,000, partially offset by a $357,000 increase in noninterest expense and a $52,000 increase in the provision for loan losses also contributed to the increase in net income.

Interest Income.  Interest income  increased $1.1 million,  or 14.2%,  from $7.8 million for the three-month period ended March 31, 1998 to $8.9 million for the three-month period ended March 31, 1999. The increase was due to a $66.6 million increase in the average volume of interest-earning assets outstanding during the three-month period ended March 31, 1999, compared to the 1998 period, partially offset by a decrease in the average yield on interest-earning assets from 7.95% for the three-month period ended March 31, 1998, to 7.76% for the three-month period ended March 31, 1999.

Interest Expense. Interest expense increased $604,000 or 14.6%, from $4.1 million for the three-month period ended March 31, 1998 to $4.7 million for the three-month period ended March 31, 1999. The increase was due to increases of $33.4 million and $32.3 million in average deposits and borrowed funds outstanding, respectively. Average deposits increased from $311.2 million outstanding during the three months ended March 31, 1998 to $344.6 million outstanding during the comparable period for 1999. Average borrowed funds increased from $30.0 million outstanding during the three months ended March 31, 1998 to $62.3 million outstanding during the three months ended March 31, 1999.

Noninterest Income. Noninterest income increased by $1.1 million from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999. This was mainly due to a gain on sale of real estate held for development of $886,000 recognized during 1999.

Noninterest Expense. Noninterest expense increased by $357,000, or 17.7% from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999. The increase was primarily due to increases in salaries and employee benefits of $183,000 and in occupancy expense of $103,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $681,000 for the three-month period ended March 31, 1998 (an effective tax rate of 40.7%) to $1.1 million (an effective tax rate of 38.5%) for the corresponding period in 1999.

                               FFLC BANCORP, INC.

                         Year 2000 Readiness Disclosure

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

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. By December 31, 1998 all material relationships were identified through completed questionnaires or direct contact with the customer to determine Year 2000 readiness. On an ongoing basis, new commercial loan borrowers are asked to certify that their systems are Year 2000 compliant. Deposit customers have received statement stuffers and informational material in this regard.

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

    b. There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                               FFLC BANCORP, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FFLC BANCORP, INC.
                                (Registrant)






Date:  May 3, 1999           By:  /s/ Stephen T. Kurtz
      -------------------        ---------------------
                                 Stephen T. Kurtz, President and Chief Executive
                                   Officer





Date:  May 3, 1999           By:  /s/ Paul K. Mueller
      -------------------        --------------------
                                 Paul K. Mueller, Executive Vice President and
                                   Treasurer