Form 10-Q
period 1999-06-30
FFLC BANCORP INC
filed 1999-08-05
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------   --------------.


                         Commission file number 0-22608

                               FFLC BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                                     59-3204891
---------------------------------                            -------------------
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)





800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
-------------------------------------------------------------------   ----------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code  (352) 787-3311
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

Common stock, par value $.01 per share
--------------------------------------

                                   3,614,009 shares outstanding at July 28, 1999
                                   ---------------------------------------------

                                                                  CONFORMED COPY

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets -
       at June 30, 1999 (unaudited) and at December 31, 1998

     Condensed Consolidated Statements of Income -
       Three and Six Months ended June 30, 1999 and 1998 (unaudited)

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 1999 (unaudited)

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 1999 and 1998 (unaudited)

     Notes to Condensed Consolidated Financial Statements (unaudited)

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market
     Risk

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Default upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                                                  At              At
                                                                                June 30,      December 31,
                                                                                 1999            1998
                                                                               ---------      ---------
                                                                                      (unaudited)
            Assets

Cash and due from banks                                                        $  10,275          9,515
Interest-bearing deposits                                                          9,180         13,413
                                                                               ---------      ---------

            Cash and cash equivalents                                             19,455         22,928
                                                                               ---------      ---------

Securities available for sale                                                     22,504         22,165
Securities held to maturity (market value of $14,969 in 1999
    and $18,425 in 1998)                                                          14,784         18,227
Loans receivable, net of allowance for loan losses of $2,545 in 1999
    and $2,283 in 1998                                                           441,955        389,059
Accrued interest receivable                                                        2,546          2,242
Premises and equipment, net                                                        8,396          5,597
Foreclosed real estate                                                               360            366
Real estate held for development                                                    --              122
Restricted security - Federal Home Loan Bank stock, at cost                        3,400          2,800
Other assets                                                                         550            314
                                                                               ---------      ---------

            Total                                                              $ 513,950        463,820
                                                                               =========      =========



                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                                                  At              At
                                                                                June 30,      December 31,
                                                                                 1999            1998
                                                                               ---------      ---------
                                                                                      (unaudited)
            Liabilities and Stockholders' Equity

Liabilities:
    NOW and money-market accounts                                                 79,460         68,816
    Savings accounts                                                              22,234         23,038
    Certificates                                                                 285,333        259,176
                                                                               ---------      ---------

            Total deposits                                                       387,027        351,030
                                                                               ---------      ---------

Advances from Federal Home Loan Bank                                              68,000         56,000
Other borrowed funds                                                               1,401            789
Deferred income taxes                                                                275            284
Accrued expenses and other liabilities                                             2,398          2,494
                                                                               ---------      ---------

            Total liabilities                                                    459,101        410,597
                                                                               ---------      ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                            --             --
    Common stock, $.01 par value, 9,000,000 shares authorized,
        4,416,955 in 1999 and 4,372,041 in 1998 shares issued                         44             44
    Additional paid-in-capital                                                    29,825         29,286
    Retained income                                                               41,882         39,714
    Accumulated other comprehensive income - unrealized loss on securities
        available for sale, net of tax of $97 in 1999 and $39 in 1998               (161)           (65)
    Treasury stock, at cost (781,546 shares in 1999 and
        716,421 shares in 1998)                                                  (16,267)       (15,125)
    Stock held by Incentive Plan Trusts                                             (474)          (631)
                                                                               ---------      ---------

            Total stockholders' equity                                            54,849         53,223
                                                                               ---------      ---------

            Total                                                              $ 513,950        463,820
                                                                               =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                   FFLC BANCORP, INC.

                                       Condensed Consolidated Statements of Income
                                         ($ in thousands, except share amounts)



                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                       June 30,
                                                         -------------------------     -------------------------
                                                            1999           1998           1999            1998
                                                         ----------     ----------     ----------     ----------
                                                                (unaudited)                    (unaudited)
Interest income:
    Loans receivable                                     $    8,519          6,901         16,605         13,521
    Securities available for sale                               356            247            701            613
    Securities held to maturity                                 195            475            415          1,017
    Other interest-earning assets                               247            266            447            491
                                                         ----------     ----------     ----------     ----------

            Total interest income                             9,317          7,889         18,168         15,642
                                                         ----------     ----------     ----------     ----------

Interest expense:
    Deposits                                                  4,156          3,739          8,096          7,433
    Borrowed funds                                              849            456          1,657            906
                                                         ----------     ----------     ----------     ----------

            Total interest expense                            5,005          4,195          9,753          8,339
                                                         ----------     ----------     ----------     ----------

            Net interest income                               4,312          3,694          8,415          7,303

Provision for loan losses                                       150            225            350            373
                                                         ----------     ----------     ----------     ----------

            Net interest income after provision
                for loan losses                               4,162          3,469          8,065          6,930
                                                         ----------     ----------     ----------     ----------

Noninterest income:
    Deposit account fees                                        151            137            297            266
    Other service charges and fees                              187            150            431            237
    Gain on sale of real estate held for development           --             --              886           --
    Other                                                        32             39             45             51
                                                         ----------     ----------     ----------     ----------

            Total noninterest income                            370            326          1,659            554
                                                         ----------     ----------     ----------     ----------


                                                   FFLC BANCORP, INC.

                                       Condensed Consolidated Statements of Income
                                         ($ in thousands, except share amounts)



                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                       June 30,
                                                         -------------------------     -------------------------
                                                            1999           1998           1999            1998
                                                         ----------     ----------     ----------     ----------
                                                                (unaudited)                    (unaudited)
Noninterest expense:
    Salaries and employee benefits                            1,533          1,295          2,977          2,556
    Occupancy expense                                           359            254            695            487
    Deposit insurance premiums                                   52             49            103             97
    Data processing expense                                     145            115            285            230
    Professional services                                        92             74            148            124
    Advertising and promotion                                    95             65            173            142
    Other                                                       286            197            555            430
                                                         ----------     ----------     ----------     ----------

            Total noninterest expense                         2,562          2,049          4,936          4,066
                                                         ----------     ----------     ----------     ----------

Income before income taxes                                    1,970          1,746          4,788          3,418

Income taxes                                                    739            650          1,823          1,331
                                                         ----------     ----------     ----------     ----------

Net income                                               $    1,231          1,096          2,965          2,087
                                                         ==========     ==========     ==========     ==========

Basic income per share of common stock                   $      .34            .30            .83            .58
                                                         ==========     ==========     ==========     ==========

Weighted-average number of shares outstanding
    for basic                                             3,574,634      3,611,634      3,572,874      3,606,678
                                                         ==========     ==========     ==========     ==========

Diluted income per share of common stock                 $      .33            .29            .80            .55
                                                         ==========     ==========     ==========     ==========

Weighted-average number of shares outstanding
    for diluted                                           3,715,189      3,803,297      3,717,142      3,803,281
                                                         ==========     ==========     ==========     ==========

Dividends per share of common stock                      $      .11            .09            .22            .18
                                                         ==========     ==========     ==========     ==========


See accompanying Notes to Condensed Consolidated Financial Statements

                                                         FFLC BANCORP, INC.

                                      Condensed Consolidated Statement of Stockholders' Equity

                                                   Six Months Ended June 30, 1999
                                                          ($ in thousands)


                                                                                Stock                      Accumulated
                                                                               Held by                       Other
                                                 Additional                   Incentive                      Compre-       Total
                                       Common      Paid-In        Treasury      Plan          Retained      hensive    Stockholders'
                                       Stock       Capital         Stock       Trusts           Income       Income       Equity
                                      -------     ---------      ---------   ----------         ------      --------    ---------
Balance at December 31,
     1998                               $ 44        29,286        (15,125)      (631)           39,714        (65)      53,223
                                                                                                ------        ---       ------

Comprehensive income:
     Net income (unaudited)               --            --             --         --             2,965         --        2,965

     Net change in unrealized loss
         on securities available for
         sale, net of tax of $58
         (unaudited)                      --            --             --         --                --        (96)         (96)
                                                                                                ------        ---       ------

Comprehensive income (unaudited)          --            --             --         --             2,965        (96)       2,869
                                                                                                ------        ---       ------

Net proceeds from the issuance
     of 44,914 shares of common
     stock (unaudited)                    --           269             --         --                --         --          269

Dividends paid, net of $12 of
     dividends on ESOP shares
     recorded as compensation
     expense (unaudited)                  --            --             --         --              (797)        --         (797)

Purchase of treasury stock,
     65,125 shares (unaudited)            --            --         (1,142)        --                --         --       (1,142)

Shares committed to participants
     in incentive plans (unaudited)       --           270             --        157                --         --          427
                                        ----        ------         ------        ---            ------       ----       ------

Balance at June 30, 1999
     (unaudited)                        $ 44        29,825        (16,267)      (474)           41,882       (161)      54,849
                                       =====        ======         ======        ===            ======        ===       ======


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                   FFLC BANCORP, INC.

                                     Condensed Consolidated Statements of Cash Flows
                                                    ($ in thousands)


                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                           ----------------------
                                                                                             1999          1998
                                                                                           --------      --------
                                                                                                 (unaudited)
Cash flows from operating activities:
    Net income                                                                             $  2,965         2,087
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses                                                           350           373
            Depreciation                                                                        244           201
            Provision (credit) for deferred income taxes                                         49          (302)
            Shares committed and dividends to incentive plan participants                       439           542
            Net amortization of premiums or discounts
                on securities                                                                    43           (23)
            Accretion of deferred loan fees and unearned income                                  30            35
            Deferral of net loan fees collected, net of costs deferred                          122           122
            Gain on sale of foreclosed real estate                                              (22)          (36)
            Gain on sale of real estate held for development                                   (886)         --
            Increase in accrued interest receivable                                            (304)          (26)
            Increase in other assets                                                           (236)         (167)
            (Decrease) increase in accrued expenses and other liabilities                       (96)          560
                                                                                           --------      --------

                    Net cash provided by operating activities                                 2,698         3,366
                                                                                           --------      --------

Cash flows from investing activities:
    Proceeds from maturities and principal repayments on securities held to maturity          3,428         6,716
    Proceeds from maturities and principal repayments on securities available for sale        1,725        11,511
    Purchase of securities available for sale                                                (2,246)         (276)
    Loan disbursements                                                                      (95,679)      (67,084)
    Principal repayments on loans                                                            42,207        39,680
    Purchase of premises and equipment, net                                                  (3,043)          (74)
    Purchase of Federal Home Loan Bank stock                                                   (600)         (433)
    Proceeds from sales of foreclosed real estate                                               102            28
    Proceeds from sale of real estate held for development                                    1,008          --
                                                                                           --------      --------

                    Net cash used in investing activities                                   (53,098)       (9,932)
                                                                                           --------      --------

                                                   FFLC BANCORP, INC.

                                     Condensed Consolidated Statements of Cash Flows
                                                    ($ in thousands)


                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                           ----------------------
                                                                                             1999          1998
                                                                                           --------      --------
                                                                                                 (unaudited)
Cash flows from financing activities:
    Net increase in demand, savings, NOW and
        money-market accounts                                                                 9,840         5,146
    Net increase in certificate accounts                                                     26,157         5,431
    Net increase in advances from Federal Home Loan Bank                                     12,000          --
    Net increase in other borrowed funds                                                        612          --
    Stock options exercised                                                                     269           257
    Purchase of treasury stock                                                               (1,142)         (867)
    Cash dividends paid                                                                        (809)         (675)
                                                                                           --------      --------

                Net cash provided by financing activities                                    46,927         9,292
                                                                                           --------      --------

Net (decrease) increase in cash and cash equivalents                                         (3,473)        2,726

Cash and cash equivalents at beginning of period                                             22,928        15,684
                                                                                           --------      --------

Cash and cash equivalents at end of period                                                 $ 19,455        18,410
                                                                                           ========      ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period
    for:
        Interest                                                                           $  9,707         8,482
                                                                                           ========      ========

        Income taxes                                                                       $  1,760         1,608
                                                                                           ========      ========

    Noncash investing and financing activities:

        (Decrease) increase in accumulated other comprehensive income                      $    (96)           17
                                                                                           ========      ========

        Transfer from loans to foreclosed real estate                                      $    271             3
                                                                                           ========      ========

        Loans originated on sales of foreclosed real estate                                $    197           315
                                                                                           ========      ========

        Loans funded by and sold to correspondent                                          $  6,442         3,716
                                                                                           ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 1999 and the results of operations for the three- and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the three-and six-month periods ended June 30, 1999, are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

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

2. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118. No impaired loans were identified by the Company at or during the six months ended June 30, 1999 or 1998.

        An analysis of the change in the allowance for loan losses was as follows (in thousands):


                                  Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                 --------------------      --------------------
                                   1999         1998         1999         1998
                                 -------      -------      -------      -------
Beginning balance                $ 2,399        1,834        2,283        1,684
Provision for loan losses            150          225          350          373
Loans charged-off                     (6)         (25)        (107)         (25)
Recoveries                             2         --             19            2
                                 -------      -------      -------      -------

Ending balance                   $ 2,545        2,034        2,545        2,034
                                 =======      =======      =======      =======

3. New Accounting Requirements. The FASB has recently issued the following Statement of Financial Accounting Standards which is relevant to the
        Company:

        Financial   Accounting   Standards  133  -  Accounting   for  Derivative
        Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company adopted this Statement effective July 1, 1999. As allowed by this standard, the Company reclassified all securities held to maturity to available for sale on July 1, 1999.

4. Per Share Amounts. Income per share of common stock has been determined by dividing net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Stock options are regarded as common stock equivalents and are therefore considered in diluted income per share calculations. Common stock equivalents are computed using the treasury stock method. The following table presents the calculation of basic and diluted income per share:

                                                                 Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                           --------------------------      --------------------------
                                                              1999            1998            1999            1998
                                                           ----------      ----------      ----------      ----------
Weighted-average shares of common stock issued and
   outstanding before adjustments for ESOP, RRP
   and common stock options                                 3,664,701       3,754,307       3,669,516       3,755,926
Adjustment to reflect the effect of unallocated ESOP
   and RRP shares                                             (90,067)       (142,673)        (96,642)       (149,248)
                                                           ----------      ----------      ----------      ----------

Weighted-average shares for basic net income per share      3,574,634       3,611,634       3,572,874       3,606,678
                                                           ==========      ==========      ==========      ==========

Basic net income per share                                 $      .34             .30             .83             .58
                                                           ==========      ==========      ==========      ==========

Total weighted-average common shares and
   equivalents outstanding for basic net income per
   share computation                                        3,574,634       3,611,634       3,572,874       3,606,678

Additional dilutive shares using the average market
   value for the period utilizing the treasury stock
   method regarding stock options                             140,555         191,663         144,268         196,603
                                                           ----------      ----------      ----------      ----------

Weighted-average common shares and equivalents
   outstanding for diluted net income per share             3,715,189       3,803,297       3,717,142       3,803,281
                                                           ==========      ==========      ==========      ==========

Diluted net income per share                               $      .33             .29             .80             .55
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

      The Savings Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with principal repayments on loans and securities and funds generated from operations, primarily in mortgage loans secured by one-to-four-family owner-occupied homes, commercial loans, securities and, to a lesser extent, construction loans, consumer and other loans, and multi-family residential mortgage loans. In addition, the Savings Bank holds securities permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Savings Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

      The Savings Bank has 12 full-service locations in Lake, Sumter and Citrus Counties, Florida.

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

Liquidity and Capital Resources

      The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At June 30, 1999, cash, amounts due from depository institutions and interest-bearing deposits, totaled $19.5 million.

      The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet this liquidity requirement. The Savings Bank's liquidity ratio at June 30, 1999 exceeded the requirement.

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

      At June 30, 1999, the Savings Bank had outstanding commitments to originate $8.5 million of loans and to fund the undisbursed portion of loans in process of approximately $13.9 million and undisbursed commercial lines of credit of approximately $27.8 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At June 30, 1999, certificates of deposit which were scheduled to mature in one year or less totaled $182.2 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of June 30, 1999, that the Savings Bank meets all capital adequacy requirements to which it is subject.

      As of June 30, 1999, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Savings Bank's actual capital amounts and ratios at June 30, 1999 are also presented in the table.

                                                                                              To Be Well
                                                                     Minimum                 Capitalized
                                                                  For Capital                  For Prompt
                                                                    Adequacy              Corrective Action
                                         Actual                     Purposes                 Provisions
                                   ------------------           ----------------          ------------------
                                   Ratio      Amount            Ratio     Amount           Ratio     Amount
                                   -----      ------            -----     ------           -----     ------
                                                              (Dollars in thousands)
Stockholders' equity,
    and ratio to total
    assets                           9.6%    $ 49,527
Less: investment in
    nonincludable
    subsidiary                                 (1,082)
Add back: unrealized loss on
    securities available for sale                 51

Tangible capital,
    and ratio to adjusted
    total assets                     9.5%    $ 48,496           1.5%     $ 7,697
                                             ========                    =======

Tier 1 (core) capital, and
    ratio to adjusted total
    assets                           9.5%    $ 48,496           3.0%     $15,394            5.0%    $25,657
                                             ========                    =======                    =======

Tier 1 capital, and ratio
    to risk-weighted assets         15.5%      48,496           4.0%     $12,505            6.0%    $18,758
                                                                         =======                    =======

Tier 2 capital (allowance for
    loan losses and deductible
    assets)                                     2,439

Total risk-based capital,
    and ratio to risk-
    weighted assets                 16.3%    $ 50,935           8.0%     $25,011           10.0%    $31,264
                                             ========                    =======                    =======

Total assets                                 $514,170
                                             ========

Adjusted total assets                        $513,139
                                             ========

Risk-weighted assets                         $312,635
                                             ========

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                      Six Months                     Six Months
                                                        Ended         Year Ended       Ended
                                                       June 30,       December 31,    June 30,
                                                         1999            1998           1998
                                                        -----            -----         -----
Average equity as a percentage
   of average assets                                    11.09%           12.52%        12.85%

Total equity to total assets at end of period           10.67%           11.47%        12.80%

Return on average assets (1)                             1.21%            1.05%         1.03%

Return on average equity (1)                            10.92%            8.37%         8.00%

Noninterest expense to average assets (1)                2.02%            2.01%         2.00%

Nonperforming assets to total assets
   at end of period                                       .10%             .17%          .26%

Operating efficiency ratio                              53.72%(2)        52.25%        51.75%

(1) Annualized for the six months ended June 30, 1999 and 1998. (2) Excludes gain on sale of real estate held for development.

                                                           At           At           At
                                                        June 30,    December 31,   June 30,
                                                          1999         1998         1998
                                                          ----         ----         ----
Weighted-average interest rates:
     Interest-earning assets:
        Loans receivable                                  7.84%        7.96%        8.13%
        Securities                                        6.09%        6.37%        6.58%
        Other interest-earning assets                     6.06%        5.32%        6.34%
             Total interest-earning assets                7.66%        7.72%        7.90%
     Interest-bearing liabilities:
        Deposits                                          4.38%        4.58%        4.82%
        Borrowed funds                                    5.21%        5.27%        6.01%
             Total interest-bearing liabilities           4.51%        4.67%        4.92%
     Interest-rate spread                                 3.15%        3.05%        2.98%

Change in Financial Condition

Total assets increased $50.1 million or 10.8%, from $463.8 million at December 31, 1998 to $514.0 million at June 30, 1999, primarily as a result of an increase in loans receivable of $52.9 million. Deposits increased $36.0 million from $351.0 million at December 31, 1998 to $387.0 million at June 30, 1999. The $1.6 million net increase in stockholders equity during the six months ended June 30, 1999 resulted from net income of $3.0 million, credits to equity totaling $427,000 related to the stock incentive plans and proceeds of $269,000 from stock options exercised, offset by repurchases of the Company's stock of $1.1 million, dividends paid of $797,000 and a $96,000 decrease in accumulated other comprehensive income.

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

                                                                                     Three Months Ended June 30,
                                                                  ----------------------------------------------------------------
                                                                              1999                              1998
                                                                  -------------------------------   ------------------------------
                                                                                          Average                          Average
                                                                   Average                Yield/     Average                Yield/
                                                                   Balance     Interest    Cost      Balance     Interest    Cost
                                                                                       ($ in Thousands)
Interest-earning assets:
    Loans receivable                                              $ 425,619      8,519      8.01%   $ 332,806      6,901     8.29%
    Securities                                                       38,479        551      5.73       45,091        722     6.40
    Other interest-earning assets (1)                                18,825        247      5.25       18,093        266     5.88
                                                                  ---------      -----              ---------      -----

        Total interest-earning assets                               482,923      9,317      7.72      395,990      7,889     7.97
                                                                                 -----                             -----

Noninterest-earning assets                                           21,492                            12,795
                                                                  ---------                         ---------

        Total assets                                              $ 504,415                         $ 408,785
                                                                  =========                         =========

Interest-bearing liabilities:
    NOW and money-market accounts                                    65,603        390      2.38       48,721        265     2.18
    Passbook and statement savings accounts                          22,483        119      2.12       24,021        123     2.05
    Certificates                                                    280,530      3,647      5.20      241,809      3,351     5.54
    FHLB advances                                                    63,440        830      5.23       30,000        456     6.08
    Other borrowings                                                  1,672         19      4.55            -          -        -
                                                                  ---------      -----              ---------      -----

        Total interest-bearing liabilities                          433,728      5,005      4.62      344,551      4,195     4.87
                                                                                 -----                             -----

Noninterest-bearing deposits                                         10,707                             7,442
Noninterest-bearing liabilities                                       5,211                             4,344
Stockholders' equity                                                 54,769                            52,448
                                                                  ---------                         ---------

        Total liabilities and
            stockholders' equity                                  $ 504,415                         $ 408,785
                                                                  =========                         =========

Net interest income                                                             $4,312                            $3,694
                                                                                ======                            ======

Interest-rate spread (2)                                                                    3.10%                            3.10%
                                                                                            ====                             ====

Net average interest-earning assets,
    net interest margin (3)                                       $  49,195                 3.57%   $  51,439                3.73%
                                                                  =========                 ====    =========                ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                               1.11                              1.15
                                                                       ====                              ====

(1)  Includes interest-bearing deposits and FHLB stock.

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

                                                                                       Six Months Ended June 30,
                                                                  ----------------------------------------------------------------
                                                                                1999                              1998
                                                                  -------------------------------    -----------------------------
                                                                                         Average                           Average
                                                                   Average                Yield/     Average                Yield/
                                                                   Balance     Interest    Cost      Balance     Interest    Cost
                                                                   -------     --------    ----      -------     --------    ----
                                                                                       ($ in Thousands)
Interest-earning assets:
    Loans receivable                                              $ 413,691     16,605     8.03%    $ 325,223     13,521     8.32%
    Securities                                                       39,028      1,116     5.72        50,819      1,630     6.42
    Other interest-earning assets (1)                                17,019        447     5.25        16,813        491     5.84
                                                                  ---------     ------              ---------     ------

        Total interest-earning assets                               469,738     18,168     7.74       392,855     15,642     7.96
                                                                                ------                            ------

Noninterest-earning assets                                           20,110                            13,320
                                                                  ---------                         ---------

        Total assets                                              $ 489,848                         $ 406,175
                                                                  =========                         =========

Interest-bearing liabilities:
    NOW and money-market accounts                                    61,967        721     2.33        47,653        511     2.14
    Passbook and statement savings accounts                          22,587        235     2.08        24,313        270     2.22
    Certificates                                                    272,392      7,140     5.24       241,102      6,652     5.52
    FHLB advances                                                    62,448      1,628     5.21        30,000        906     6.04
    Other borrowings                                                  1,272         29     4.56             -          -        -
                                                                  ---------     ------              ---------     ------

        Total interest-bearing liabilities                          420,666      9,753     4.64       343,068      8,339     4.86
                                                                                ------                            ------

Noninterest-bearing deposits                                          9,914                             7,154
Noninterest-bearing liabilities                                       4,962                             3,771
Stockholders' equity                                                 54,306                            52,182
                                                                  ---------                         ---------

        Total liabilities and stockholders' equity                $ 489,848                         $ 406,175
                                                                  =========                         =========

Net interest income                                                             $8,415                            $7,303
                                                                                ======                            ======

Interest-rate spread (2)                                                                   3.10%                             3.10%
                                                                                           ====                              ====

Net average interest-earning assets,
    net interest margin (3)                                       $  49,072                3.58%    $  49,787                3.72%
                                                                  =========                ====     =========                ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                               1.12                              1.15
                                                                       ====                              ====

(1)  Includes interest-bearing deposits and FHLB stock.

(2)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

(3)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended June 30, 1999 and 1998

Results of Operations

General Operating Results. Net income for the three-month period ended June 30, 1999 was $1.2 million, or $.34 and $.33 per basic and diluted share, respectively, compared to $1.1 million, or $.30 and $.29 per basic and diluted share, respectively, for the comparable period in 1998. The increase in net income was primarily a result of an increase of $1.4 million in interest income, partially offset by increases of $810,000 in interest expense and $513,000 in noninterest expense.

Interest Income. Interest income increased $1.4 million or 18.1%, from $7.9 million for the three-month period ended June 30, 1998 to $9.3 million for the three-month period ended June 30, 1999. The increase was due to a 22.0% increase in average interest-earning assets outstanding for the three months ended June 30, 1999 compared to the 1998 period, partially offset by a decrease in the average yield on interest-earning assets from 7.97% for the three months ended June 30, 1998, to 7.72% for the three months ended June 30, 1999.

Interest Expense. Interest expense increased $810,000, from $4.2 million for the three-month period ended June 30, 1998 to $5.0 million for the three-month period ended June 30, 1999. The increase was due to a 25.9% increase in average interest-bearing liabilities outstanding during the three months ended June 30, 1999 compared to the 1998 period, partially offset by a decrease in the weighted average rate paid on interest-bearing liabilities from 4.87% during the 1998 period to 4.62% during the 1999 period.

Noninterest Income. Noninterest income increased $44,000 or 13.5% from $326,000 during the 1998 period to $370,000 during the 1999 period. The increase was primarily due to a $37,000 increase in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $513,000, or 25.0% from $2.1 million for the three-month period ended June 30, 1998 to $2.6 million for the three-month period ended June 30, 1999. The increase was primarily due to increases in salaries and employee benefits of $238,000 and occupancy expense of $105,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $650,000 for the three-month period ended June 30, 1998 (an effective tax rate of 37.2%) to $739,000 (an effective tax rate of 37.5%) for the corresponding period in 1999.

                               FFLC BANCORP, INC.

        Comparison of the Six-Month Periods Ended June 30, 1999 and 1998

Results of Operations

General Operating Results. Net income for the six-month period ended June 30, 1999 was $3.0 million, or $.83 and $.80 per basic and diluted share, respectively, compared to $2.1 million, or $.58 and $.55 per basic and diluted share, respectively, for the comparable period in 1998. Net income for the 1999 period included a gain on sale of real estate held for development of $886,000 ($553,000, net of tax). An increase in interest income of $2.5 million, partially offset by increases in interest expense of $1.4 million and noninterest expense of $870,000 also contributed to the increase in net income.

Interest Income. Interest income increased $2.5 million, or 16.1% from $15.7 million for the six-month period ended June 30, 1998 to $18.2 million for the comparable period in 1999. The increase was due to a 19.6% increase in average interest-earning assets outstanding for the six months ended June 30, 1999 compared to the 1998 period, partially offset by a decrease in the average yield earned on interest-earning assets from 7.96% for the six months ended June 30, 1998, to 7.74% for the six months ended June 30, 1999.

Interest Expense. Interest expense increased $1.4 million, or 17.0% from $8.4 million for the six-month period ended June 30, 1998 to $9.8 million for the six-month period ended June 30, 1999. The increase was due to a 22.6% increase in average interest-bearing liabilities outstanding during the six months ended June 30, 1999 compared to the 1998 period, partially offset by a decrease in the weighted-average rate paid on interest-bearing liabilities from 4.86% during the 1998 period to 4.64% during the 1999 period.

Noninterest Income. Noninterest income increased $1.1 million from the six-month period ended June 30, 1998 to the six-month period ended June 30, 1999. This was primarily due to a pretax gain on sale of real estate held for development of $886,000 recognized during 1999.

Noninterest Expense. Noninterest expense increased by $870,000, or 21.4%, from $4.1 million for the six-month period ended June 30, 1998 to $4.9 million for the six-month period ended June 30, 1999. The increase was primarily due to increases in salaries and employee benefits of $421,000 and occupancy expense of $208,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $1.3 million for the six-month period ended June 30, 1998 (an effective tax rate of 38.9%) to $1.8 million (an effective tax rate of 38.1%) for the corresponding period for 1999.

                               FFLC BANCORP, INC.

                         Year 2000 Readiness Disclosure


The Company is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to manage the Year 2000 challenges effectively. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed in the plan include awareness, assessment, renovation, validation, implementation, and contingency planning.

The Company has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment, renovation, validation and implementation phases of its plan and is substantially Year 2000 ready. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not materially affect reported operating results. Management does not believe that the Company has incurred or will incur material costs associated with the Year 2000 issue.

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

                               FFLC BANCORP, INC.


Based on testing results to date (as noted above), the Company's mission critical systems have been deemed to be Year 2000 ready. However, a written contingency plan has been developed to address problems that might be caused from Year 2000 system failures. Testing of the contingency plan was completed during July 1999. With regard to non-mission critical internal systems, the Company's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and, correspondingly, the Company will maintain higher liquidity levels.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1998.

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

   Not applicable

Item 3.    Default upon Senior Securities

   Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders (the "Annual Meeting") of FFLC Bancorp, Inc. was held on May 6, 1999, to consider the election of two directors each for a term of three years and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 1999. At the Annual Meeting, incumbent directors James P. Logan and Ted R. Ostrander, Jr. were reelected. The terms of Directors Joseph J. Junod, Claron D. Wagner, H.D. Robuck, Jr., Stephen T. Kurtz and Paul K. Mueller continued after the Annual Meeting.

   At the Annual Meeting, 2,661,110 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

                               FFLC BANCORP, INC.


Item 4.    Submission of Matters to a Vote of Security Holders, Continued

   Proposal I.

   The election of two directors, each for a term of three years:

                                                                                     Abstentions
                                                                                      and Broker
                                       For            Withheld         Against         Nonvotes
                                       ---            --------         -------         --------

James P. Logan                      2,645,644           15,466            --              --
                                    =========        =========        ========        =========

Ted R. Ostrander, Jr                2,645,311           15,799            --              --
                                    =========        =========        ========        =========

   Proposal II:

   To ratify the appointment of the Company's independent auditors for the year ending December 31, 1999

                                                                                     Abstentions
                                                                                      and Broker
                                       For            Withheld         Against         Nonvotes
                                       ---            --------         -------         --------
                                    2,639,896             -              5,792            15,422
                                    =========        =========        ========       ===========

Item 5.    Other Information

   Not applicable

Item 6.    Exhibits and Reports on Form 8-K

   a. Exhibit 27 Financial Data Schedule (for SEC use only):

   b. There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                               FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FFLC BANCORP, INC.
                                                ------------------
                                                   (Registrant)



Date:  August 3, 1999                           By:  /s/ Stephen T. Kurtz
      ---------------------------                   ---------------------
                                                    Stephen T. Kurtz,
                                                    President and
                                                    Chief Executive
                                                    Officer





Date:  August 3, 1999                           By:  /s/ Paul K. Mueller
      ---------------------------                   --------------------
                                                    Paul K. Mueller,
                                                    Executive Vice President and
                                                    Treasurer