Form 10-Q
period 1999-09-30
FFLC BANCORP INC
filed 1999-11-04
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

     X    QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
  ------  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------   -------------


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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value                          3,557,288 shares outstanding at
   $.01 per share                                        October 26, 1999
-----------------------                          -------------------------------

                                                                (CONFORMED COPY)

                               FFLC BANCORP, INC.

                                      INDEX

Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page

     Condensed Consolidated Balance Sheets -
       at September 30, 1999 (unaudited) and at December 31, 1998..............2

     Condensed Consolidated Statements of Income -
       Three and Nine months ended September 30, 1999 and 1998 (unaudited).....3

     Condensed Consolidated Statement of Stockholders' Equity -
       Nine months ended September 30, 1999 (unaudited)........................4

     Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1999 and 1998 (unaudited).............5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........7-8

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................9-17

   Item 3.  Quantative and Qualitative Disclosures About Market Risk..........18

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................18

   Item 2.  Changes in Securities.............................................18

   Item 3.  Default upon Senior Securities....................................18

   Item 5.  Other Information.................................................18

   Item 6.  Exhibits and Reports on Form 8-K..................................18

SIGNATURES....................................................................19

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                                                        At                At
                                                                                   September 30,     December 31,
                                                                                       1999              1998
                                                                                     ---------         --------
            Assets                                                                   (unaudited)
Cash and due from banks                                                             $    9,723            9,515
Interest-bearing deposits                                                                9,404           13,413
                                                                                     ---------         --------

            Cash and cash equivalents                                                   19,127           22,928
                                                                                     ---------         --------

Securities available for sale                                                           40,307           22,165
Securities held to maturity (market value of  $18,425 in 1998)                          -                18,227
Loans receivable, net of allowance for loan losses of $2,644 in 1999
    and $2,283 in 1998                                                                 474,132          389,059
Accrued interest receivable                                                              2,780            2,242
Premises and equipment, net                                                              8,924            5,597
Foreclosed real estate                                                                     332              366
Real estate held for development                                                        -                   122
Restricted security - Federal Home Loan Bank stock, at cost                              4,450            2,800
Other assets                                                                               564              314
                                                                                     ---------         --------

            Total                                                                    $ 550,616          463,820
                                                                                     '''''''''         ''''''''
            Liabilities and Stockholders' Equity

Liabilities:
    NOW and money-market accounts                                                       81,385           68,816
    Savings accounts                                                                    21,614           23,038
    Certificates                                                                       297,416          259,176
                                                                                     ---------         --------

            Total deposits                                                             400,415          351,030
                                                                                     ---------         --------

Advances from Federal Home Loan Bank                                                    89,000           56,000
Other borrowed funds                                                                     2,582              789
Deferred income taxes                                                                      191              284
Accrued expenses and other liabilities                                                   3,573            2,494
                                                                                     ---------         --------

            Total liabilities                                                          495,761          410,597
(continued)                                                                            -------          -------

                                                                                        At                At
                                                                                   September 30,     December 31,
                                                                                       1999              1998
                                                                                     ---------         --------
            Assets                                                                   (unaudited)
Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                                -                -
    Common stock, $.01 par value, 9,000,000 shares authorized,
        4,420,561 in 1999 and 4,372,041 in 1998 shares issued                               44               44
    Additional paid-in-capital                                                          29,981           29,286
    Retained income                                                                     42,713           39,714
    Accumulated other comprehensive income - unrealized loss on securities
        available for sale, net of tax of $58 in 1999 and $39 in 1998                      (96)             (65)
    Treasury stock, at cost (845,030 shares in 1999 and
        716,421 shares in 1998)                                                        (17,393)         (15,125)
    Stock held by Incentive Plan Trusts                                                   (394)            (631)
                                                                                     ---------         --------

            Total stockholders' equity                                                  54,855           53,223
                                                                                     ---------         --------

            Total                                                                    $ 550,616          463,820
                                                                                     '''''''''         ''''''''

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

                   Condensed Consolidated Statements of Income
                     ($ in thousands, except share amounts)

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,
                                                            ------------------            -----------------
                                                           1999            1998         1999             1998
                                                           ----            ----         ----             ----
                                                               (unaudited)                   (unaudited)
Interest income:
    Loans receivable                                 $        9,030           7,264       25,635            20,785
    Securities available for sale                               544             207        1,245               820
    Securities held to maturity                              -                  385          415             1,402
    Other interest-earning assets                               227             254          674               745
                                                      -------------     -----------  -----------       -----------
            Total interest income                             9,801           8,110       27,969            23,752
                                                      -------------     -----------  -----------       -----------
Interest expense:
    Deposits                                                  4,323           3,907       12,419            11,340
    Borrowed funds                                            1,042             460        2,699             1,366
                                                      -------------     -----------  -----------       -----------

            Total interest expense                            5,365           4,367       15,118            12,706
                                                      -------------     -----------  -----------       -----------

            Net interest income                               4,436           3,743       12,851            11,046

Provision for loan losses                                       150             154          500               527
                                                      -------------     -----------  -----------       -----------
            Net interest income after provision
                for loan losses                               4,286           3,589       12,351            10,519
                                                      -------------     -----------  -----------       -----------
Noninterest income:
    Deposit account fees                                        154             131          451               397
    Other service charges and fees                              165             181          596               418
    Gain on sale of real estate held for development         -                 -             886              -
    Other                                                    -                    6           45                57
                                                      -------------     -----------  -----------       -----------
            Total noninterest income                            319             318        1,978               872
                                                      -------------     -----------  -----------       -----------
Noninterest expense:
    Salaries and employee benefits                            1,581           1,296        4,558             3,852
    Occupancy expense                                           417             283        1,112               770
    Deposit insurance premiums                                   54              50          157               147
    Data processing expense                                     153             117          438               347
    Professional services                                        71              84          219               208
    Advertising and promotion                                    87              70          260               212
    Other                                                       279             239          834               669
                                                      -------------     -----------  -----------       -----------
            Total noninterest expense                         2,642           2,139        7,578             6,205
                                                      -------------     -----------  -----------       -----------

(continued)

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,
                                                            ------------------            -----------------
                                                           1999            1998         1999             1998
                                                           ----            ----         ----             ----
                                                               (unaudited)                   (unaudited)
Income before income taxes                                    1,963           1,768        6,751             5,186

Income taxes                                                    739             636        2,562             1,967
                                                      -------------     -----------  -----------       -----------

Net income                                           $        1,224           1,132        4,189             3,219
                                                      '''''''''''''     '''''''''''  '''''''''''       '''''''''''

Basic income per share of common stock               $         . 35             .31         1.18               .89
                                                      '''''''''''''     '''''''''''  '''''''''''       '''''''''''
Weighted-average number of shares outstanding
    for basic                                             3,537,825       3,591,672    3,560,634         3,600,679
                                                      '''''''''''''     '''''''''''  '''''''''''       '''''''''''

Diluted income per share of common stock             $          .33             .30         1.13               .85
                                                      '''''''''''''     '''''''''''  '''''''''''       '''''''''''
Weighted-average number of shares outstanding
    for diluted                                           3,670,492       3,770,271    3,695,240         3,790,632
                                                      '''''''''''''     '''''''''''  '''''''''''       '''''''''''

Dividends per share of common stock                  $          .11             .09          .33               .27
                                                      '''''''''''''     '''''''''''  '''''''''''       '''''''''''

See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

            Condensed Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1999
                                ($ in thousands)

                                                                               Stock                      Accumulated
                                                                               Held by                       Other
                                                 Additional                   Incentive                      Compre-     Total
                                       Common      Paid-In        Treasury      Plan          Retained      hensive  Stockholders
                                       Stock       Capital         Stock       Trusts           Income       Income      Equity
                                      -------     ---------      ---------   ----------         ------      --------  ---------
Balance at December 31,
     1998                             $ 44          29,286        (15,125)       (631)         39,714          (65)       53,223
                                                                                                                          ------

Comprehensive income:
     Net income (unaudited)             -             -              -           -              4,189          -           4,189

     Net change in unrealized loss
         on securities available for
         sale, net of tax of $19
         (unaudited)                    -             -              -           -              -              (31)          (31)
                                                                                                                         -------

Comprehensive income (unaudited)                                                                                           4,158
                                                                                                                         -------

Net proceeds from the exercise
     of stock options (48,520 shares)
     (unaudited)                        -              291           -           -               -             -             291

Dividends paid, net of $17 of
     dividends on ESOP shares
     recorded as compensation
     expense (unaudited)                -             -              -           -             (1,190)         -          (1,190)

Purchase of treasury stock,
     128,609 shares (unaudited)         -             -            (2,268)       -               -             -          (2,268)

Shares committed to participants
     in incentive plans (unaudited)     -              404           -            237            -             -             641
                                       ---         -------      ---------         ---        --------        -----       -------

Balance at September 30, 1999
     (unaudited)                      $ 44          29,981        (17,393)       (394)         42,713          (96)       54,855
                                        ''          ''''''         ''''''         '''          ''''''           ''        ''''''

     See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                               ---------------------
                                                                                               1999             1998
                                                                                               ----             ----
                                                                                                    (unaudited)
Cash flows from operating activities:
    Net income                                                                              $  4,189            3,219
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses                                                            500              527
            Depreciation                                                                         401              305
            Credit for deferred income taxes                                                     (74)            (395)
            Shares committed and dividends to incentive plan participants                        658              792
            Net amortization of premiums or discounts on securities                               57              (28)
            Accretion of deferred loan fees and unearned income                                   44               66
            Deferral of net loan fees collected, net of costs deferred                           209              246
            Gain on sale of foreclosed real estate                                               (27)             (36)
            Gain on sale of real estate held for development                                    (886)           -
            Increase in accrued interest receivable                                             (538)            (117)
            Increase in other assets                                                            (250)            (230)
            Increase in accrued expenses and other liabilities                                 1,079               96
                                                                                            --------        ---------

                    Net cash provided by operating activities                                  5,362            4,445
                                                                                            --------          -------
Cash flows from investing activities:
    Proceeds from maturities and principal repayments on securities held to maturity           3,428           11,108
    Proceeds from maturities and principal repayments on securities available for sale         3,923           13,424
    Purchase of securities available for sale                                                 (7,373)            (405)
    Loan disbursements                                                                      (145,812)        (109,702)
    Principal repayments on loans                                                             59,843           59,898
    Purchase of premises and equipment, net                                                   (3,728)            (216)
    Purchase of Federal Home Loan Bank stock                                                  (1,650)            (433)
    Proceeds from sales of foreclosed real estate                                                204               30
    Proceeds from sale of real estate held for development                                     1,008             -
                                                                                            --------          -------

                    Net cash used in investing activities                                    (90,157)         (26,296)
                                                                                             -------          -------

                                                                                                          (continued)

                               FFLC BANCORP, INC.

                                ($ in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                            -------------------
                                                                                            1999           1998
                                                                                            ----           ----
                                                                                                (unaudited)
Cash flows from financing activities:
    Net increase in demand, savings, NOW and money-market accounts                       $ 11,145            6,388
    Net increase in certificate accounts                                                   38,240           14,471
    Net increase in advances from Federal Home Loan Bank                                   33,000              -
    Net increase in other borrowed funds                                                    1,793              -
    Stock options exercised                                                                   291              342
    Purchase of treasury stock                                                             (2,268)          (1,993)
    Cash dividends paid                                                                    (1,207)          (1,010)
                                                                                         --------         --------

                Net cash provided by financing activities                                  80,994           18,198
                                                                                         --------         --------

Net decrease in cash and cash equivalents                                                  (3,801)          (3,653)

Cash and cash equivalents at beginning of period                                           22,928           15,684
                                                                                         --------         --------

Cash and cash equivalents at end of period                                               $ 19,127           12,031
                                                                                         ''''''''         ''''''''
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
        Interest                                                                         $ 14,816           12,877
                                                                                         ''''''''         ''''''''

        Income taxes                                                                     $  2,573            2,342
                                                                                         ''''''''         ''''''''
    Noncash investing and financing activities:

        (Decrease) increase in accumulated other comprehensive income, net of tax        $    (31)              50
                                                                                         ''''''''         ''''''''

        Transfers from loans to foreclosed real estate                                   $    340               64
                                                                                         ''''''''         ''''''''

        Loans originated on sales of foreclosed real estate                              $    197              313
                                                                                         ''''''''         ''''''''

        Loans funded by and sold to correspondent                                        $  6,882            5,562
                                                                                         ''''''''         ''''''''
        Transfer securities from held to maturity to available for sale
            upon adoption of FAS 133                                                     $ 14,784              -
                                                                                         ''''''''         ''''''''

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 1999 and the results of operations for the three- and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for the three-and nine-month periods ended September 30, 1999 and other data for the three- and nine-month periods ended September 30, 1999, are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

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

2. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118. No impaired loans were identified by the Company during the nine months ended September 30, 1999 or 1998.

        An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                     Three Months Ended             Nine Months Ended
                                      September 30,                  September 30,
                                 -----------------------         -----------------------
                                   1999           1998              1999         1998
                                 -------         -------         -------         -------
Beginning balance                $ 2,545           2,034           2,283           1,684
Provision for loan losses            150             154             500             527
Loans charged-off                    (51)             (4)           (158)            (29)
Recoveries                           -               -                19               2
                                 -------         -------         -------         -------

Ending balance                   $ 2,644           2,184           2,644           2,184
                                 '''''''         '''''''         '''''''         '''''''

3. New Accounting Requirements. The FASB has recently issued the following Statement of Financial Accounting Standards which is relevant to the
        Company:

        Financial   Accounting   Standards  133  -  Accounting   for  Derivative
        Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company adopted this Statement effective July 1, 1999. As allowed by this standard, the Company reclassified all securities held to maturity with a book value of $14,784,000 and a market value of $14,969,000 to available for sale on July 1, 1999.
                                                                     (continued)

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

                                                                    Three Months Ended           Nine Months Ended
                                                                      September 30,                September 30,
                                                                 -------------------------    ----------------------
                                                                    1999           1998          1999          1998
                                                                 ----------      ---------    ----------  ----------
           Weighted average shares of common stock issued
             and outstanding before adjustments for ESOP,
             RRP and common stock options                         3,614,739      3,721,193     3,650,701   3,743,352

           Adjustment to reflect the effect of unallocated
             ESOP and RRP shares                                    (76,914)      (129,521)      (90,067)   (142,673)
                                                                 ----------      ---------    ----------  ----------

           Weighted average common shares, for basic
             income per share                                     3,537,825      3,591,672     3,560,634   3,600,679
                                                                  '''''''''      '''''''''     '''''''''   '''''''''

           Basic income per share                                $      .35            .31          1.18         .89
                                                                  '''''''''   ''''''''''''   '''''''''''   '''''''''

           Total weighted average common shares and
             equivalents outstanding for basic income
             per share computation                                3,537,825      3,591,672     3,560,634   3,600,679

           Additional dilutive shares using the average market
             value for the period utilizing the treasury stock
             method regarding stock options                         132,667        178,599       134,606     189,953
                                                                 ----------     ----------     ---------  ----------

           Weighted average common shares and equivalents
             outstanding for diluted income per share             3,670,492      3,770,271     3,695,240   3,790,632
                                                                  '''''''''      '''''''''     '''''''''   '''''''''

           Diluted income per share                              $      .33            .30          1.13         .85
                                                                  '''''''''   ''''''''''''  ''''''''''''   '''''''''

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

                               FFLC BANCORP, INC.

Liquidity and Capital Resources
      The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At September 30, 1999, cash, amounts due from depository institutions and interest-bearing deposits, totaled $19.1 million.

      The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet this liquidity requirement. The Savings Bank's liquidity ratio at September 30, 1999 exceeded the requirement.

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

      At September 30, 1999, the Savings Bank had outstanding commitments to originate $7.6 million of loans and to fund the undisbursed portion of loans in process of approximately $14.4 million and undisbursed commercial lines of credit of approximately $28.9 million. The Savings Bank believes that it will have sufficient funds available to meet its commitments. At September 30, 1999, certificates of deposit which were scheduled to mature in one year or less totaled $193.1 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Savings Bank.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 30, 1999, that the Savings Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.

      As of September 30, 1999, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, Tier I
      (core), Tier I (risk-based) and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Savings Bank's actual capital amounts and ratios at September 30, 1999 are also presented in the table.

                                                                                                       To Be Well
                                                                             Minimum                  Capitalized
                                                                           For Capital                 For Prompt
                                                                            Adequacy                Corrective Action
                                                 Actual                     Purposes                   Provisions
                                            -----------------           -----------------           -----------------
                                            Ratio      Amount           Ratio      Amount           Ratio      Amount
                                            -----      ------           -----      ------           -----      ------
                                                                     (Dollars in thousands)

         Stockholders' equity,
             and ratio to total
             assets                           9.3%   $  51,021
         Less: investment in
             nonincludable
             subsidiary                                 (1,216)
         Add back: unrealized loss on
             available-for-sale
             securities                                     34

         Tangible capital,
             and ratio to adjusted
             total assets                     9.1%   $  49,839           1.5%    $  8,242
                                                       '''''''                    '''''''

         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                           9.1%   $  49,839           3.0%    $ 16,485            5.0%   $ 27,475
                                                       '''''''                     ''''''                     ''''''

         Tier 1 capital, and ratio
             to risk-weighted assets         14.8%      49,839           4.0%    $ 13,505            6.0%   $ 20,257
                                                                                   ''''''                     ''''''

         Tier 2 capital (allowance for
             loan losses and deductible
             assets)                                     2,548

         Total risk-based capital,
             and ratio to risk-
             weighted assets                 15.6%   $  52,387           8.0%    $ 27,010           10.0%   $ 33,762
                                                      ''''''''                     ''''''                     ''''''

         Total assets                                $ 550,672
                                                      ''''''''

         Adjusted total assets                       $ 549,490
                                                      ''''''''

         Risk-weighted assets                        $ 337,622
                                                      ''''''''

                               FFLC BANCORP, INC.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                    Nine Months                          Nine Months
                                                                       Ended          Year Ended            Ended
                                                                    September 30,     December 31,       September 30,
                                                                        1999              1998                1998
        Average equity as a percentage
           of average assets                                            10.83%            12.52%              12.75%

        Total equity to total assets at end of period                    9.96%            11.47%              12.51%

        Return on average assets (1)                                     1.11%             1.05%               1.05%

        Return on average equity (1)                                    10.25%             8.37%               8.20%

        Noninterest expense to average assets (1)                        2.01%             2.01%               2.02%

        Nonperforming assets to total assets
           at end of period                                               .23%              .17%                .19%

        Operating efficiency ratio (2)                                  54.35%            52.25%              52.06%

       (1)  Annualized  for the nine months ended  September 30, 1999 and 1998.
       (2) Excludes gain on sale of real estate held for development.

                                                                          At              At                 At
                                                                     September 30,    December 31,     September 30,
                                                                         1999           1998               1998
                                                                    ------------------------------     --------
   Weighted-average interest rates:
        Interest-earning assets:
           Loans receivable                                                 7.85%           7.96%            8.08%
           Securities                                                       6.23%           6.37%            6.54%
           Other interest-earning assets                                    6.11%           5.32%            6.25%
                Total interest-earning assets                               7.68%           7.72%            7.91%
        Interest-bearing liabilities:
           Deposits                                                         4.45%           4.58%            4.73%
           Borrowed funds                                                   5.45%           5.27%            6.01%
                Total interest-bearing liabilities                          4.64%           4.67%            4.84%
        Interest-rate spread                                                3.04%           3.05%            3.07%

Change in Financial Condition

Total assets increased $86.8 million or 18.7%, from $463.8 million at December 31, 1998 to $550.6 million at September 30, 1999, primarily as a result of an increase in loans receivable of $85.1 million. Deposits increased $49.4 million from $351.0 million at December 31, 1998 to $400.4 million at September 30, 1999. Also advances from the Federal Home Loan Bank increased $33.0 million from $56.0 million at December 31, 1998 to $89.0 million at September 30, 1999. The $1.6 million net increase in stockholders equity during the nine months ended September 30, 1999 resulted primarily from net income of $4.2 million, credits to equity totaling $641,000 related to the stock incentive plans and proceeds of $291,000 from stock options exercised, partially offset by repurchases of the Company's stock of $2.3 million and dividends paid of $1.2 million.

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

                                                                                Three Months Ended September 30,
                                                                           1999                                   1998
                                                                  -----------------------------       ----------------------------
                                                                                        Average                            Average
                                                                   Average               Yield/       Average               Yield/
                                                                   Balance    Interest    Cost        Balance  Interest      Cost
                                                                   -------    --------    ----        -------  --------      ----
                                                                                      ($ in Thousands)
Interest-earning assets:
    Loans receivable                                              $ 453,385      9,030     7.97%    $ 350,274    7,264        8.30%
    Securities                                                       37,207        544     5.85        37,526      592        6.31
    Other interest-earning assets (1)                                15,507        227     5.86        17,027      254        5.97
                                                                   --------     ------                -------   ------

        Total interest-earning assets                               506,099      9,801     7.75       404,827    8,110        8.01
                                                                                 -----                           -----

Noninterest-earning assets                                           23,759                            15,816
                                                                   --------                           -------

        Total assets                                              $ 529,858                         $ 420,643
                                                                    '''''''                           '''''''
Interest-bearing liabilities:
    NOW and money-market accounts                                    69,077        424     2.46        50,882      280        2.20
    Passbook and statement savings accounts                          22,005        127     2.31        23,389      124        2.12
    Certificates                                                    289,801      3,772     5.21       249,173    3,503        5.62
    FHLB advances                                                    74,750      1,017     5.44        30,000      460        6.13
    Other borrowings                                                  1,982         25     5.05          -         -           -
                                                                  ---------     ------              --------- --------

        Total interest-bearing liabilities                          457,615      5,365     4.69       353,444    4,367        4.94
                                                                                 -----                           -----

Noninterest-bearing deposits                                         10,893                             8,050
Noninterest-bearing liabilities                                       6,468                             6,159
Stockholders' equity                                                 54,882                            52,990
                                                                    -------                           -------

        Total liabilities and stockholders' equity                $ 529,858                         $ 420,643
                                                                    '''''''                           '''''''

Net interest income                                                            $ 4,436                         $ 3,743
                                                                                 '''''                           '''''

Interest-rate spread (2)                                                                   3.06%                              3.07%
                                                                                           ''''                               ''''

Net average interest-earning assets,
    net interest margin (3)                                      $   48,484                3.51%    $  51,383                 3.70%
                                                                   ''''''''                ''''       '''''''                 ''''

Ratio of average interest-earning assets to
    average interest-bearing liabilities                               1.11                              1.15
                                                                       ''''                              ''''

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

                                                                        Nine Months Ended September 30,
                                                                   1999                               1998
                                                        ---------------------------       ---------------------------
                                                                            Average                           Average
                                                        Average              Yield/       Average              Yield/
                                                        Balance   Interest   Cost         Balance Interest      Cost
                                                        -------   --------  -------       ----------------    -------
                                                                              ($ in Thousands)
Interest-earning assets:
    Loans receivable                                  $ 427,068     25,635      8.00%   $ 333,770   20,785        8.30%
    Securities                                           38,414      1,660      5.76       46,339    2,222        6.39
    Other interest-earning assets (1)                    16,509        674      5.44       16,885      745        5.88
                                                       --------    -------                -------  -------

        Total interest-earning assets                   481,991     27,969      7.74      396,994   23,752        7.98
                                                                    ------                          ------

Noninterest-earning assets                               21,451                            13,521
                                                       --------                           -------

        Total assets                                  $ 503,442                         $ 410,515
                                                        '''''''                           '''''''

Interest-bearing liabilities:
    NOW and money-market accounts                        64,541      1,145      2.37       48,773      791        2.16
    Passbook and statement savings accounts              22,391        362      2.16       24,002      394        2.19
    Certificates                                        278,259     10,912      5.23      243,822   10,155        5.55
    FHLB advances                                        66,594      2,645      5.30       30,000    1,366        6.07
    Other borrowings                                      1,478         54      4.87         -         -           -
                                                       --------   --------                -------  -------

        Total interest-bearing liabilities              433,263     15,118      4.65      346,597   12,706        4.89
                                                                    ------                          ------

Noninterest-bearing deposits                             10,131                             7,473
Noninterest-bearing liabilities                           5,550                             4,093
Stockholders' equity                                     54,498                            52,352
                                                        -------                           -------

        Total liabilities and stockholders' equity    $ 503,442                         $ 410,515
                                                        '''''''                           '''''''

Net interest income                                               $ 12,851                        $ 11,046
                                                                    ''''''                          ''''''
Interest-rate spread (2)                                                        3.09%                             3.09%
                                                                                ''''                              ''''
Net average interest-earning assets,
    net interest margin (3)                           $  48,728                 3.55%   $  50,397                 3.71%
                                                        '''''''                 ''''      '''''''                 ''''

Ratio of average interest-earning assets to
    average interest-bearing liabilities                   1.11                              1.15
                                                           ''''                              ''''

(1)   Includes interest-bearing deposits, federal funds sold and FHLB stock.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

        Comparison of the Three Months Ended September 30, 1999 and 1998


Results of Operations


General Operating Results. Net income for the three months ended September 30, 1999 was $1.2 million or $.35 and $.33 per basic and diluted income per share, respectively, compared to $1.1 million or $.31 and $.30 per basic and diluted income per share, respectively, for the three months ended September 30, 1998. The increase in net income for the 1999 period was primarily due to an increase in net interest income of $693,000, offset by a $503,000 increase in noninterest expense during the 1999 period.

Interest Income. Interest income increased $1.7 million, or 20.9% from $8.1 million for the three months ended September 30, 1998 to $9.8 million for the three months ended September 30, 1999. The increase was due to a $101.3 million increase in average interest-earning assets outstanding, partially offset by a decrease in the average yield on interest-earning assets from 8.01% for the three months ended September 30, 1998 to 7.75% for the comparable period in 1999.

Interest Expense. Interest expense increased $1.0 million or 22.9% from $4.4 million for the three months ended September 30, 1998 to $5.4 million for the 1999 period. The increase was the result of a $104.2 million increase in average interest-bearing liabilities outstanding during the 1999 period, compared to the 1998 period, partially offset by a decrease in the weighted average rate paid on interest-bearing liabilities from 4.94% for the three months ended September 30, 1998 to 4.69% for the comparable period in 1999.

Provision for Loan Losses. The Company's  provision for loan losses was $150,000 for the three  months ended  September  30, 1999 and the  allowance  for loan losses at September 30, 1999 was $2.6 million. The provision reflects Company's continuing policy of evaluating the adequacy of its allowance for loan losses with the prevailing standards within the thrift industry. Generally, such evaluation includes consideration of the level of nonperforming loans and the level and composition of the Company's loan portfolio.

Noninterest Expense. Noninterest expense consists primarily of salaries and employee benefits, occupancy expense and data processing expense. Noninterest expenses increased by $503,000, or 23.5% from $2.1 million for the three months ended September 30, 1998 to $2.6 million for the 1999 period. The increase was primarily due to increases in salaries and employee benefits of $285,000 and occupancy expense of $134,000 resulting from the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $636,000 for the three months ended September 30, 1998 (an effective tax rate of 36.0%) to $739,000 (an effective tax rate of 37.6%) for the corresponding period in 1999.

                               FFLC BANCORP, INC.

         Comparison of the Nine Months Ended September 30, 1999 and 1998

General Operating Results. Net income for the nine months ended September 30, 1999, was $4.2 million, or $1.18 and $1.13 per basic and diluted share, respectively, compared to $3.2 million or $.89 and $.85 per basic and diluted share, respectively, for the nine months ended September 30, 1998. Net income for the 1999 period included a gain on sale of real estate held for development of $886,000 ($553,000, net of tax). An increase in interest income of $4.2 million, partially offset by increases in interest expense of $2.4 million and noninterest expense of $1.4 million also contributed to the increase in net income.

Interest Income. Interest income increased $4.2 million, or 17.8% from $23.8 million for the nine months ended September 30, 1998 to $28.0 million for the nine months ended September 30, 1999. The increase in interest income resulted from an $85.0 million increase in average interest-earning assets outstanding, partially offset by a decrease in the average yield on interest-earning assets from 7.98% for the nine months ended September 30, 1998 to 7.74% for nine months ended September 30, 1999.

Interest Expense. Interest expense increased $2.4 million, or 19.0% from $12.7 million for the nine months ended September 30, 1998 to $15.1 million for the 1999 period. The increase was due to an increase of $86.7 million in average interest-bearing liabilities outstanding, partially offset by a decrease in the weighted average rate paid on interest-bearing liabilities from 4.89% for the nine months ended September 30, 1998 to 4.65% for the 1999 period.

Provision for Loan Losses. The Company's provision for loan losses was $500,000 for the nine months ended September 30, 1999 and the allowance for loan losses was $2.6 million at September 30, 1999. The provision reflects the Company's continuing policy of evaluating the adequacy of its allowance for loan losses and prevailing standards within the thrift industry. Generally, such evaluation includes consideration of the level of nonperforming loans and the level and composition of the Company's loan portfolio.

Noninterest Income. Noninterest income increased $1.1 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. This was primarily due to a pretax gain on sale of real estate held for development of $886,000 recognized during 1999.

Noninterest Expense. Noninterest expense consists primarily of salaries and employee benefits, occupancy expense and data processing expense. Noninterest expense increased by $1.4, or 22.1%, from $6.2 million for the nine months ended September 30, 1998 to $7.6 million for the 1999 period. This increase was primarily due to increases in salaries and employee benefits of $706,000 and occupancy expense of $342,000 resulted from the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $2.0 million for the nine months ended September 30, 1998 (an effective tax rate of 37.9%) to $2.6 million (an effective tax rate of 37.9%) for the corresponding period in 1999.

                               FFLC BANCORP, INC.

                         Year 2000 Readiness Disclosure

The Company is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statements which provide an outline for institutions to manage the Year 2000 challenges effectively. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed in the plan include awareness, assessment, renovation, validation, implementation, and contingency planning.

The Company has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment, renovation, validation and implementation phases of its plan and is substantially Year 2000 ready. Since it routinely upgrades and purchases technologically advanced software and hardware on a continuing basis, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not materially affect reported operating results. Management does not believe that the Company has incurred or will incur material costs associated with the Year 2000 issue.

The Company's vendors and suppliers have been contacted for written confirmation of their product readiness for Year 2000 compliance. Negative or deficient responses are analyzed and periodically reviewed to prescribe timely actions within the Company's contingency planning. The Company's main service provider has completed testing of its mission critical application software and item processing software; the test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. The Company has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to the Company using the same version of the Year 2000 ready software and the same hardware and operating systems.

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

   Not applicable

Item 5.    Other Information

   Not applicable

Item 6.    Exhibits and Reports on Form 8-K

   a. The following exhibits are filed as part of this report:

           (3)ii         Amended Bylaws of FFLC Bancorp, Inc.
           (27)          Financial Data Schedule (for SEC use only):

   b. There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                               FFLC BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FFLC BANCORP, INC.
                                (Registrant)



Date:  November 3, 1999       By:/s/ Stephen T. Kurtz
      -----------------          -----------------------------------------------
                                 Stephen T. Kurtz, President and Chief Executive
                                   Officer

Date:  November 3, 1999       By:/s/ Paul K. Mueller
      -----------------          -----------------------------------------------
                                 Paul K. Mueller, Executive Vice President and
                                    Treasurer