Form 10-K
period 1999-12-31
FFLC BANCORP INC
filed 2000-03-22
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                         Commission File Number 0-22608


                               FFLC BANCORP, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                             59-3204891
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No.)

800 North Boulevard West,
Post Office Box 490420, Leesburg, Florida                   34749-0420
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (352) 787-3311
                                                              --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  [ X ]  NO   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $41,922,223 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 8, 2000.

The Registrant had 3,593,498 shares outstanding as of March 8, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999. (Part II and IV)
2.       Portions  of  Proxy   Statement   for  the  2000   Annual   Meeting  of
         Stockholders. (Part III)

                                      INDEX

PART I
                                                                            Page
Item I.           Description of Business

                           Business                                            3
                           Market Area and Competition                         3
                           Market Risk                                         4
                           Lending Activities                                4-9
                           Asset Quality                                    9-14
                           Investment Activities                              15
                           Mortgage-Backed Securities                      15-16
                           Investment Securities                           16-17
                           Sources of Funds                                18-20
                           Borrowings                                         21
                           Subsidiary Activities                              21
                           Personnel                                          22
                           Regulation and Supervision                      22-28
                           Year 2000                                          28
                           Federal and State Taxation                      29-30

Item 2.  Properties                                                           31

Item 3.  Legal Proceedings                                                    32

Item 4.  Submission of Matters to a Vote of Security Holders                  32

PART II

Item 5.  Market for Registrant's Common Equity and Related
                           Stockholder Matters                                32

Item 6.  Selected Financial Data                                              32

Item 7.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                          32

Item 8.  Financial Statements and Supplementary Data                          32

Item 9.  Change In and Disagreements with Accountants on
                           Accounting and Financial Disclosure                32

PART III

Item 10. Directors and Executive Officers of the Registrant                   33

Item 11. Executive Compensation                                               33

Item 12. Security Ownership of Certain Beneficial Owners and Management       33

Item 13. Certain Relationships and Related Transactions                       33

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      34

SIGNATURES                                                                    35

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

FFLC Bancorp, Inc., ("FFLC" or the "Company") was incorporated in Delaware on September 16, 1993, and acquired First Federal Savings Bank of Lake County (the "Bank") in connection with the Bank's conversion to stock form on January 4, 1994. The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") which transacts its business through its subsidiary, the Bank. At December 31, 1999, the Company had total assets of $590.4 million and stockholders' equity of $55.6 million.

The Bank was established in 1934 as a federally-chartered mutual savings and loan association. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1999, the Bank had total assets of $590.4 million and stockholders' equity of $52.4 million.

The principal business of the Bank is attracting retail deposits from the general public and investing those deposits, together with payments and repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family owner-occupied homes, commercial real estate loans and securities, and, to a lesser extent, construction, consumer, commercial and other loans, and multi-family residential mortgage loans. In addition, the Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities.

Market Area and Competition

The Bank is a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Lake, Sumter and Citrus counties in central Florida. The Bank's competition for loans comes principally from commercial banks, savings institutions, and mortgage banking companies. The Bank's most direct competition for savings has historically come from commercial banks, savings institutions and credit unions. The Bank faces additional competition for savings from money-market mutual funds and other corporate and government securities funds. The Bank also faces increased competition for deposits from other financial intermediaries such as securities brokerage firms and insurance companies.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company"s market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 9 of Notes to Consolidated Financial Statements.

The Company"s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank"s net interest income and capital, and to adjust the Company"s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability management to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company"s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

Lending Activities

Loan Portfolio. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 1999, the Bank's total gross loans outstanding were $519.0 million, of which $354.3 million or 68.28% of the Bank's total loan portfolio were one-to-four-family residential first mortgage loans. Of the one-to-four-family residential mortgage loans outstanding at that date, 37.44% were fixed rate loans and 62.56% were adjustable-rate ("ARM") loans. At the same date, commercial real estate loans and other loans on improved real estate totaled $61.1 million, or 11.76% of the Bank's total loan portfolio; construction (excluding construction/permanent loans) and land loans totaled $11.9 million or 2.29% of the Bank's total loan portfolio; and multi-family mortgage loans totaled $13.4 million or 2.58% of the Bank's total loan portfolio. Consumer, commercial and other loans held by the Bank, which principally consist of home equity loans, deposit, consumer, commercial and other loans, totaled $78.3 million or 15.09% of the Bank's total loan portfolio at December 31, 1999.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated:

                                          1995                       1996                      1997
                                     --------------------       -------------------     --------------------
                                                    % of                      % of                      % of
                                      Amount        Total       Amount        Total       Amount        Total
                                     -------     --------       -------     -------      -------      ------
                                                                           (Dollars in thousands)
Mortgage loans:
     One-to-four-family            $ 159,170        84.32%    $ 191,788       80.95%   $ 245,524       74.64%
     Construction and land             5,343         2.83%        5,489        2.32%       3,528        1.07%
     Multi-family                      3,098         1.64%        4,180        1.76%       4,464        1.36%
     Commercial real estate
          and other                    6,654         3.53%       13,565        5.73%      37,975       11.54%
                                     -------     --------       -------     -------      -------      ------

               Total mortgage
                     loans           174,265        92.32%      215,022       90.76%     291,491       88.61%

Consumer loans                        14,493         7.68%      21,899          9.24%     32,834        9.98%
Commercial loans                        -            -             -          -            4,632        1.41%
                                  ----------     ---------  -----------   ---------    ---------     -------

               Total loans
                     receivable      188,758       100.00%      236,921      100.0%      328,957      100.0%
                                                   ======                    =====                    =====

Less:
     Loans in process                (4,267)                    (8,007)                 (12,253)
     Unearned discounts,
          premiums and
          deferred loan fees,
          net                           (66)                         97                      333
     Allowance for loan losses         (977)                    (1,063)                   (1,684)
                                    -------                    -------                  --------

               Loans receivable,
                     net           $ 183,448                  $ 227,948                $ 315,353
                                   =========                  =========                =========

                                             1998                      1999
                                      ---------------------       ---------------------
                                                      % of                         % of
                                        Amount        Total       Amount          Total
                                       -------       -----        -------         ------
Mortgage loans:
     One-to-four-family               $ 283,372       70.59%     $ 354,317        68.28%
     Construction and land               11,683        2.91         11,861         2.29%
     Multi-family                         8,165        2.04         13,394         2.58%
     Commercial real estate
          and other                      44,211       11.01         61,052        11.76%
                                        -------       -----        -------       ------

               Total mortgage
                     loans              347,431       86.55%       440,624        84.91%

Consumer loans                           43,490       10.83%        64,042        12.34%
Commercial loans                         10,532        2.62%        14,285         2.75%
                                        -------      ------        -------       ------

               Total loans
                     receivable         401,453      100.0%        518,951       100.0%
                                                     =====                       =====

Less:
     Loans in process                   (10,637)                   (15,907)
     Unearned discounts,
          premiums and
          deferred loan fees,
          net                               526                        898
     Allowance for loan losses           (2,283)                    (2,811)
                                      ---------                    -------

               Loans receivable,
                     net              $ 389,059                  $ 501,131
                                      =========                  =========

Purchase of Mortgage Loans. From time to time, the Bank purchases mortgage loans originated by other lenders. At December 31, 1999, $2.0 million, or .38% of the Bank's total loan portfolio consisted of purchased mortgage loans or loan participations. Purchased mortgage loans consist primarily of one-to-four-family residential mortgage loans.

Secondary Market Activities. The Bank participates in the secondary market through a correspondent relationship, originating loans (primarily 30-year fixed-rate loans) which are funded by the investor correspondent. Funding by the correspondent eliminates the Bank's interest-rate risk on such loans. Such loans are closed on the Bank's documents with funds provided by the investor correspondent at closing with all credit conditions established by the investor correspondent being satisfied prior to the issuance of a loan commitment. The Bank receives a fee for originating, processing and closing the loans and reports the loans to the OTS as loans originated and sold. In the year ended December 31, 1999, such loans amounted to $7.0 million or 4.5% of total mortgage loans originated.

Loan Originations, Purchases, Sales and Principal Repayments. The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                                     Year Ended December 31,
                                                          ---------------------------------------------
                                                             1997              1998              1999
                                                          ---------         ---------         ---------
                                                                          (In thousands)
Mortgage loans (gross):
     At beginning of year                                 $ 215,022           291,491           347,431
     Mortgage loans originated:
          One-to-four-family (1)                             86,976           107,418           136,456
          Construction and land                               2,502             1,193             2,387
          Multi-family                                        2,759               634             1,037
          Commercial real estate                             25,142            10,230            14,345
                                                          ---------         ---------         ---------

               Total mortgage loans originated (1)          117,379           119,475           154,225

     Mortgage loans purchased                                   -                 -                 -
                                                          ---------         ---------         ---------
               Total mortgage loans originated and
                         purchased                          117,379           119,475           154,225

     Transfer of loans to real estate owned                    (444)             (193)             (425)
     Principal repayments                                   (37,997)          (54,959)          (53,619)
     Sales of loans (1)                                      (2,469)           (8,383)           (6,988)
                                                          ---------         ---------         ---------

               At end of year                             $ 291,491           347,431           440,624
                                                          =========         =========         =========
Consumer loans (gross):
     At beginning of year                                    21,899            32,834            43,490
     Loans originated                                        18,356            27,264            40,873
     Principal repayments                                    (7,421)          (16,608)          (20,321)
                                                          ---------         ---------         ---------

               At end of year                             $  32,834            43,490            64,042
                                                          =========         =========         =========
Commercial loans (gross):
     At beginning of year                                       -               4,632            10,532
     Loans originated                                         9,022            13,055             6,924
     Principal repayments                                    (4,390)           (7,155)           (3,171)
                                                          ---------         ---------         ---------

               At end of year                             $   4,632            10,532            14,285
                                                          =========         =========         =========

(1)  Represents  loans  originated  for and  funded  by  correspondents  of $2.5
     million,   $8.4  million  and  $7.0  million  for  1997,   1998  and  1999,
     respectively.

Maturities of Loans. The following table shows the contractual maturities of the Bank's loan portfolio at December 31, 1999. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on the Bank's loans totaled $49.8 million, $77.8 million and $77.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

                                                Mortgage Loans
                                           --------------------
                                            One-to-                                              Total
                                              Four-                 Commercial     Consumer      Loans
                                            Family        Other        Loans         Loans    Receivable
                                          ---------      ------      ------        ------     -------
                                                                  (In thousands)
 Amounts due:
     Within 1 year                         $   1,737       4,866       3,181         3,637      13,421
                                           ---------      ------      ------        ------     -------

     1 to 3 years                              3,177      25,252       7,731        20,254      56,414
     3 to 5 years                              2,947       7,651       3,118        14,332      28,048
     5 to 10 years                            11,595       8,146         255        11,491      31,487
     10 to 20 years                           55,722      29,941           -        14,328      99,991
     Over 20 years                           279,139      10,451           -            -      289,590
                                           ---------      ------      ------        ------     -------

     Total due after 1 year                  352,580      81,441      11,104        60,405     505,530
                                           ---------      ------      ------        ------     -------

     Total amounts due                       354,317      86,307      14,285        64,042      518,951

     Loans in process                       (15,744)          -            -         (163)     (15,907)
     Net deferred loan fees and costs           668           -          230            -          898
     Allowance for loan losses                 (528)     (1,459)        (377)        (447)      (2,811)
                                           ---------      ------      ------        ------     -------

Loans receivable, net                      $ 338,713      84,848      14,138        63,432     501,131
                                           =========      ======      ======        ======     =======

Loans Due After December 31, 2000. The following table sets forth at December 31, 1999, the dollar amount of all loans due or scheduled to reprice after December 31, 2000, classified according to whether such loans have fixed or adjustable interest rates.

                                                Due after December 31, 2000
                                          -------------------------------------
                                          Fixed         Adjustable        Total
                                          -----         ----------        -----
                                                      (In thousands)
Mortgage loans:
     One-to-four-family                   $132,004        220,576        352,580
     Construction and land                   3,174          6,113          9,287
     Multi-family                            2,452         10,333         12,785
     Commercial real estate                 20,721         38,648         59,369

Consumer loans                              53,670          6,735         60,405
Commercial loans                             5,083          6,021         11,104
                                          --------       --------       --------

          Total                          $ 217,104        288,426        505,530
                                          ========       ========       ========

                                       7

One-to-Four-Family Mortgage Lending. The Bank's primary lending emphasis is on the origination of first mortgage loans secured by one-to-four-family residences within its primary lending area. Such residences are primarily single family homes, including condominium and townhouses, that serve as the primary residence of the owner. To a lesser degree, the Bank makes loans on residences used as second homes or as investments. The Bank also offers second mortgage loans which are underwritten applying the same standards as for first mortgage loans.

In the years ended December 31, 1997, 1998 and 1999, the Bank's total mortgage loan originations amounted to $117.4 million, $119.5 million and $154.2 million, respectively, of which $87.0 million, $107.4 million and $136.5 million, respectively, were secured by one-to-four-family properties.

At December 31, 1999, 68.28% of total loans receivable consisted of one-to-four-family residential loans, of which 62.56% were ARM loans. The Bank's ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. The Bank offers one-, three- and five-year ARM loans which adjust by a maximum of 2% per adjustment period, with lifetime caps on increases of 5% to 6%, depending upon the program chosen.

The Bank's policy on one-to-four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan, or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%.

Commercial and Multi-Family Real Estate Lending. As of December 31, 1999, $61.1 million, or 11.76% of the Bank's total loan portfolio consisted of commercial real estate loans and $13.4 million, or 2.58% of the Bank's total loan portfolio, consisted of multi-family residential loans.

The commercial real estate loans in the Bank's portfolio consist of fixed-rate and ARM loans which were originated at prevailing market rates. The Bank's policy has been to originate commercial or multi-family loans only in its primary market area. Commercial and multi-family residential loans are generally made in amounts up to 80% of the appraised value of the property. In making such loans, the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower.

Commercial Loans. As of December 31, 1999, $14.3 million or 2.75% of the Bank"s total loan portfolio, consisted of commercial loans.

Construction and Land Loans. The Bank originates loans to finance the construction of one-to-four-family homes and, to a much lesser extent, originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At December 31, 1999, construction (excluding construction/permanent loans) and land loans totaled $11.9 million or 2.29% of the Bank's total loan portfolio.

At December 31, 1999, the Bank had loans in process (undisbursed loan proceeds of construction loans) of $15.9 million which was mainly secured by residential mortgages. The Bank makes residential construction loans to homeowners on a long-term basis with amortization beginning at the conclusion of construction, usually a period of about six months. Such loans are carried in the one-to-four-family category and are not separately classified as construction loans. Residential construction loans to builders are carried in the construction and land category.

Construction and land loans also include construction loans for one-to-four-family residential property for which the borrower will obtain permanent financing from another lender. Such loans bear a fixed rate of interest that equals prime plus 1.0% during the construction period. The Bank obtains a commitment for the permanent financing from the other lender prior to originating the construction loan.

Consumer Lending. At December 31, 1999, $64.0 million or 12.34% of the Bank's total loan portfolio consisted of consumer loans, including home equity loans, lines of credit and direct and indirect auto and truck loans for consumer purposes and, to a lesser extent, home improvement loans and secured and unsecured personal loans.

The Bank's home equity loans are originated on one-to-four-family residences, either on a fixed-rate basis with terms of up to 15 years or as balloon loans with terms up to five years with fifteen year amortization periods. Those loans are generally limited to aggregate outstanding indebtedness on the property securing the loan of 90% of the loan to value ratio. The Bank also offers home equity lines of credit, which bear prime-based adjustable interest rates with terms up to fifteen years. Such loans generally require monthly payments of interest plus 1.5% of the balance outstanding.

Consumer loans are offered primarily on a fixed-rate, short-term basis. Except for second mortgage loans which are underwritten pursuant to the standards applicable to one-to-four-family residential loans, the underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness.

Loan Approval and Authority. Mortgage loan approval authority for loans exceeding $1,000,000 is vested in the Executive Committee of the Board which meets weekly to consider loan recommendations of the Loan Committee. The Loan Committee is comprised of three outside directors, the President and the Senior Lending Officers of the Bank and has been delegated authority to approve mortgage loans, home equity loans, home equity lines of credit and secured consumer loans up to $1,000,000.

The Bank's policy is to require title and hazard insurance on all real estate loans, except home equity loans for which a title search is conducted in lieu of obtaining title insurance. Borrowers may be permitted to pay real estate taxes and hazard insurance premiums applicable to the secured property for a mortgage loan. In some instances, borrowers may be required to advance funds together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums.

Asset Quality

Delinquent Loans and Nonperforming Assets. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier if collection is deemed uncertain. The Bank provides an allowance for accrued interest deemed uncollectible. Accrued interest receivable is reported net of the allowance for uncollected interest. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

At December 31, 1997, 1998 and 1999, delinquencies in the Bank's loan portfolio were as follows:

                                                  At December 31, 1997                        At December 31, 1998
                                   ---------------------------------------------- --------------------------------------------------
                                          60-89 Days           90 Days or More                60-89 Days            90 Days or More
                                     --------------------     -----------------      --------------------       -------------------
                                   Number       Principal    Number    Principal     Number      Principal      Number   Principal
                                     of         Balance       of       Balance        of         Balance          of       Balance
                                    Loans       of Loans     Loans     of Loans      Loans       of Loans        Loans    of Loans
                                    -----       --------     -----     --------      -----       --------        -----    --------
                                                                       (Dollars in thousands)
One-to-four-family                       7           341           8         240         -             -             3           87
Construction and land                  -             -             1           2         -             -             6          343
Multi-family                           -             -           -           -           -             -           -            -
Commercial real estate                 -             -           -           -           -             -           -            -
                                     -----         -----       -----       -----       -----         -----       -----        -----

         Total mortgage loans            7           341           9         242         -             -             9          430

Consumer loans                           4            24         -           -             4            40           3           14
                                     -----         -----       -----       -----       -----         -----       -----        -----

         Total loans                    11           365           9         242           4            40          12          444
                                     =====         =====       =====       =====       =====         =====       =====        =====

Delinquent loans to total loans                      .11%                    .07%                      .01%                     .11%
                                                   =====                   =====                     =====                    =====

                                                      At December 31, 1999
                                         ----------------------------------------------
                                              60-89 Days             90 Days or More
                                         --------------------       -------------------
                                         Number     Principal        Number   Principal
                                           of        Balance          of       Balance
                                          Loans     of Loans         Loans     of Loans
                                          -----     --------         -----     --------
One-to-four-family                            3          107            5          561
Construction and land                         1           36            1          172
Multi-family                                -            -              1          119
Commercial real estate                      -            -              1        1,348
                                          -----        -----        -----        -----

         Total mortgage loans                 4          143            8        2,200

Consumer loans                                7           75           13          162
                                          -----        -----        -----        -----

         Total loans                         11          218           21        2,362
                                          =====        =====        =====        =====

Delinquent loans to total loans                          .04%                      .46%
                                                       =====                     =====

                                       10

Nonperforming Assets. The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                                  At December 31,
                                                             --------------------------------------------------------
                                                               1995        1996         1997         1998        1999
                                                               ----        ----         ----         ----        ----
                                                                           (Dollars in thousands)
Nonaccrual mortgage loans                                       70           613         242          434         853

Nonaccrual commercial and consumer loans                       104            53         -             10       1,509
                                                             -----         -----         ---          ---       -----

Total nonperforming loans                                      174           666         242          444       2,362

Real estate owned                                              165           361         507         366          400
                                                             -----         -----         ---          ---       -----

          Total nonperforming assets                         $ 339         1,027         749          810       2,762
                                                             =====         =====         ===          ===       =====

Nonperforming loans to total loans                            .09%           .28%        .07%         .11%        .46%
                                                             =====         =====         ===          ===       =====

Total nonperforming assets to total assets                    .10%           .30%        .19%         .17%        .47%
                                                             =====         =====         ===          ===       =====


At December 31, 1999, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $2.4 million, $444,000 and $242,000 at December 31, 1999, 1998 and 1997,
respectively. For the year ended December 31, 1999, interest income that would have been recorded under the original terms of nonaccrual loans at December 31, 1999 and interest income actually recognized is summarized below:


     Interest income that would have been recorded                    $ 214
     Interest income recognized                                        (115)
                                                                        ---

     Interest income foregone                                         $  99
                                                                      =====

Classified Assets. Federal regulations and the Bank's policy require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Bank's policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated "special mention" by management.

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

                                          Special Mention          Substandard
                                         ------------------     ----------------
                                         Number      Amount     Number    Amount
                                         ------      ------     ------    ------
                                                  (Dollars in thousands)
At December 31, 1999:
Loans                                        10     $1,090         25    $ 3,014

Real estate owned:
     One-to-four-family properties          -          -            8        389

     Other                                  -          -            1         11
                                         ------     ------     ------     ------

          Total                              10     $1,090         34     $3,414
                                         ======     ======     ======     ======

At December 31, 1998:
Loans                                        14     $2,718          7     $  275

Real estate owned:
     One-to-four-family properties          -          -            2         92

     Other                                  -          -            5        274
                                         ------     ------     ------     ------

          Total                              14     $2,718         14     $  641
                                         ======     ======     ======     ======

Allowance for Loan Losses. The Bank's allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the condition of the local economy in the Bank's market area. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make determinations with respect to the Bank's allowance for loan losses, future adjustments may be necessary if economic conditions vary substantially from the economic conditions in the assumptions used in making the initial determinations or if other circumstances change.

The following table sets forth the Bank's allowance for loan losses at the dates indicated, the provisions made and the charge-offs and recoveries effected during the years indicated.

                                                         At or For the Year Ended December 31,
                                                  --------------------------------------------
                                                  1995        1996      1997        1998       1999
                                                 -----       -----      -----      -----      -----
                                                          (Dollars in thousands)

     Balance at beginning of year                $ 869         977      1,063      1,684      2,283
     Provision for loan losses                     124         107        649        682        719
     Charge-offs:
          One-to-four-family                        -          (9)        (12)       (80)      -
          Construction and land                   (16)         -           -         -          (44)
          Multi-family                              -          -           -         -         -
          Commercial real estate                    -          -           -         -         -
          Commercial and consumer loans             -         (12)        (16)        (6)      (166)
                                                  -----       -----      -----      -----      -----

          Total charge-offs by category            (16)        (21)       (28)       (86)      (210)

     Recoveries                                     -          -           -           3         19
                                                 -----       -----      -----      -----      -----

     Balance at end of year                      $ 977       1,063      1,684      2,283      2,811
                                                 =====       =====      =====      =====      =====

The following table sets forth the ratios of the Bank's charge-offs and allowances for losses for the years indicated.

                                                         1995          1996         1997          1998            1999
                                                         ----          ----         ----          ----            ----
     Net charge-offs during the year
          as a percentage of average loans
          outstanding during the year                      .01%          .01%         .01%         .03%            .04%

     Allowance for loan losses as a
          percentage of gross loans receivable
          at end of year                                   .52%          .45%         .51%         .57%            .54%

     Allowance for loan losses as a
          percentage of total nonperforming
          assets at end of year                         288.48%       103.51%      224.83%      281.85%         101.77%

     Allowance for loan losses as a
          percentage of nonperforming loans
          at end of year                                561.49%       159.61%      695.87%      514.19%         119.01%

The following table sets forth the Bank's specific and general allowance for possible loan losses by type of loan for the years indicated.

                                                                         At December 31,
                                --------------------------------------------------------------------------------------------------
                                    1995                 1996                   1997                 1998               1999
                                ------------------   -----------------    -----------------   ------------------   ---------------
                                           % of                 % of                 % of                 % of               % of
                                         Loans to             Loans to             Loans to             Loans to           Loans to
                                          Total                Total                Total                Total              Total
                                Amount    Loans       Amount   Loans      Amount    Loans      Amount    Loans      Amount  Loans
                                ------    -----       ------   -----      ------    -----      ------    -----      ------  -----
                                                                    (Dollars in thousands)
At end of year allocated to:
     One-to-four-family          $ 275     84.32%    $   302    80.95%   $  507      74.64%   $   575     70.59%  $   528    68.28%
     Construction and land         146      2.83         152     2.32       240       1.07        338      2.91       408     2.29
     Multi-family                  183      1.64         169     1.76       268       1.36        295      2.04       301     2.58
     Commercial real estate        150      3.53         165     5.73       383      11.54        565     11.01       750    11.76
     Consumer loans                223      7.68         275     9.24       229       9.98        304     10.83       447    12.34
     Commercial loans                -         -           -        -        57       1.41        206      2.62       377     2.75
                                 -----    ------     -------   ------   -------     ------    -------    ------   -------   ------
          Total                  $ 977    100.00%    $ 1,063   100.00%  $ 1,684     100.00%   $ 2,283    100.00%  $ 2,811   100.00%
                                 =====    ======     =======   ======   =======     ======    =======    ======   =======   ======

Investment Activities

The investment policy of the Bank, which is established by the Board of Directors and implemented by the Chief Executive Officer who is designated as the Investment Officer, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. In establishing its investment strategies, the Bank considers its business and growth plans, the economic environment, the types of securities to be held and other factors. Federally chartered savings institutions have the authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans on federal funds, and, subject to certain limits, commercial paper and mutual funds.

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

The Company adopted FAS 133 effective July 1, 1999. As allowed by this standard, the Company reclassified all securities held to maturity with a book value of $14,784,000 and a market value of $14,969,000 to available for sale on July 1, 1999.

Mortgage-Backed Securities

The Bank invests in collateralized mortgage obligations ("CMOs") and mortgage-backed securities such as government pass-through certificates. At December 31, 1999, the Bank's mortgage-backed securities portfolio totaled $17.4 million, or 2.96% of total assets. The mortgage-backed securities are not due at a single maturity date, and accordingly, contractual maturity information is not presented herein. CMOs, net of related premiums and discounts, totaled $2.3 million or 13.10% of total mortgage-backed securities.

CMOs are typically issued by a special purpose entity, which may be organized in any of a variety of legal forms, such as a trust, a corporation or a partnership. The entity combines pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into different "tranches" or "classes" of securities, thereby creating more predictable average lives for each tranch or class than is provided by the underlying pass-through pools. Under this structure, all principal repayments from the various mortgage pools can be allocated to a mortgage-related securities class or classes structured to have priority until it has been paid off. Thus, these securities are designed to address the reinvestment concerns associated with mortgage-backed security pass-throughs, namely that they tend to pay off more rapidly when interest rates fall. The Bank's CMOs have coupon rates ranging from 6.09% to 7.00% and had a weighted average yield of 6.54% at December 31, 1999.

The Bank's policy is to purchase CMOs rated AA or better by nationally recognized rating services. The majority of the CMOs owned by the Bank are insured or guaranteed either directly or indirectly, through mortgage-backed securities underlying the obligations issued by FNMA, FHLMC or GNMA.

At December 31, 1999, the Bank had $2.3 million in CMOs representing .39% of total assets. Of that amount, $2.2 million or 96.12% had floating rates which adjust on a monthly basis.

The Company's mortgage-backed securities consist of securities issued by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA").

These  mortgage-backed  securities  totaled  $15.2  million  or  86.90% of total
mortgage-backed   securities.   Other  mortgage-backed   securities  consist  of
pass-through certificates issued by the FNMA, FHLMC or GNMA.

The following table sets forth mortgage-backed security purchases, sales, amortization and repayments during the periods indicated:

                                                             Year Ended December 31,
                                                    -------------------------------------
                                                      1997          1998            1999
                                                    --------        ------         ------
                                                               (In thousands)
     At beginning of year                           $ 65,736        38,291         24,784
     Purchases                                            -          6,025              -
     Amortization and repayments                     (27,566)      (19,553)        (7,334)
     Change in unrealized loss on securities
          available for sale                             121            21             40
                                                    --------        ------         ------

               At end of year                       $ 38,291        24,784         17,490
                                                    ========        ======         ======

Investment Securities

At December 31, 1999, the Bank held $19.4 million in investment securities, all of which were classified available for sale, consisting of $8.9 million in U.S. Government and agency securities, $8.8 million in mutual funds and $1.7 million in other investment securities. In addition, the Bank holds $17.0 million in interest-earning deposits and $5.0 million of FHLB of Atlanta stock.

The following table sets forth certain information regarding the amortized cost and market values of the Bank's interest-earning deposits, FHLB stock and investment securities at the dates indicated:

                                                                         At December 31,
                                               ----------------------------------------------------------------------
                                                       1997                     1998                     1999
                                               --------------------    ---------------------    ---------------------
                                               Amortized     Market    Amortized      Market    Amortized      Market
                                                 Cost        Value       Cost         Value       Cost         Value
                                                 ----        -----       ----         -----       ----         -----
                                                                            (In thousands)
Interest-earning deposits                      $  8,562       8,562       13,413       13,413      17,026   17,026
                                               ========      ======       ======       ======      ======      ======


FHLB stock                                     $  2,304       2,304        2,800        2,800       4,950       4,950
                                               ========      ======       ======       ======      ======      ======

Investment securities:
     Held-to-maturity:
          SBA-related investment securities    $  3,031       3,077        2,320        2,366           -           -
                                               ========      ======       ======       ======      ======      ======

     Available-for-sale:
          U.S. Government and
               agency securities                  7,965       7,937        4,036        4,058       8,998       8,919
          Other investment securities               151         156           97           99       1,666       1,671
          Investment in mutual funds              9,258       9,183        9,238        9,131       9,065       8,829
                                                 ------      ------       ------       ------      ------     -------

          Total available-for-sale             $ 17,374      17,276       13,371       13,288      19,729      19,419
                                               ========      ======       ======       ======      ======      ======

The following table sets forth information concerning the amortized cost and weighted average yields by maturity on investment securities and FHLB stock at December 31, 1999.

                                                               Due After                  Due After
                                                              One Through               Five Through             Due After
                                  Due Within One Year          Five Years                 10 Years                10 Years
                                 -----------------------  -----------------------   -----------------------  ---------------------
                                              Annualized               Annualized                Annualized             Annualized
                                               Weighted                 Weighted                  Weighted               Weighted
                                 Amortized      Average   Amortized      Average     Amortized      Average  Amortized    Average
                                   Cost         Yield        Cost        Yield         Cost         Yield       Cost        Yield
                                   ----         -----        ----        -----         ----         -----       ----        -----
                                                                        (Dollars in thousands)
FHLB stock (no
     defined maturity)           $ 4,950        7.75%
                                 =======        ====
Investment securities:
     U.S. Government
         and agency
         obligations             $ 3,022        5.95%       $ 5,976         5.80%      $   -             - %    $    -         - %
     Other investment
         securities                    -           -              -           -            63         7.88       1,603       6.59
     Mutual funds (no
     defined maturity)             9,065        5.61%             -           -             -            -           -         -
                                 -------        ----         ------        ----        ------         ----      -------      ----
         Total investment
              securities         $12,087        5.70%        $5,976        5.80%       $   63         7.88%     $ 1,603      6.59%
                                 =======        ====         ======        ====        ======         ====      =======      ====

                                          Total
                                  ------------------------
                                                Approximate
                                   Amortized      Market
                                     Cost          Value
                                     ----          -----
FHLB stock (no
     defined maturity)

Investment securities:               $ 4,950       $4,950
     U.S. Government                 =======       ======
         and agency
         obligations
     Other investment
         securities                  $ 8,998        8,919
     Mutual funds (no
     defined maturity)                 1,666        1,671

         Total investment              9,065        8,829
              securities            --------     --------

                                    $ 19,729     $ 19,419
                                    ========     ========

Sources of Funds

General. Repayments and maturities of mortgage-backed and investment securities, loan repayments, deposits and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest-bearing checking, NOW checking, money market and certificate accounts. Of the deposit accounts at December 31, 1999, $35.2 million or 8.12% consist of individual retirement accounts ("IRAs").

The Bank seeks to retain core deposits consisting of passbook and statement savings, money market, noninterest-bearing checking, and NOW accounts, which contribute to a low cost of funds. Such core deposits represented 23.8%, 26.2% and 25.5% of total deposits at December 31, 1997, 1998 and 1999, respectively.

The following table shows the distribution of the Bank's deposits by type at the dates indicated and the weighted-average nominal interest rates on each category of deposits presented at December 31, 1999 (dollars in thousands).

                                                                      At December 31,
                                 ------------------------------------------------------------------------------------
                                       1997                      1998                            1999
                                 -----------------       -------------------      -----------------------------------
                                          Percent                   Percent                    Percent      Weighted-
                                          of Total                  of Total                   of Total      Average
                                 Amount   Deposits       Amount     Deposits       Amount      Deposits        Rate
                                 ------   --------       ------     --------       ------      --------        ----

Demand accounts:
     Noninterest-bearing
          checking           $   6,968        2.20%   $   8,379        2.39%    $  11,100         2.58%            --%
     NOW and money-
          market accounts       43,629       13.84       60,437       17.21        77,293        18.01           2.67
     Passbook and
          statement savings     24,503        7.77       23,038        6.56        21,110         4.92           2.00
                               -------       -----      -------     -------       -------       ------           ----

          Total                 75,100       23.81       91,854       26.16       109,503        25.51           2.27
                               -------       -----      -------      ------       -------       ------           ----

Certificate accounts:
     1-3 months                  9,834        3.12        9,549        2.72         8,552         1.99           4.19
     91 day                        538         .17          379         .11           358          .08           3.90
     182 day                    12,171        3.86       11,391        3.25         9,741         2.27           4.31
     7 months                        -           -            -           -         5,748         1.34           4.73
     9 months                   16,554        5.25       12,411        3.53         5,975         1.39           4.43
     10 months                  18,791        5.95          654         .19        20,729         4.83           5.70
     12 months                  39,975       12.67       31,697        9.03        31,298         7.29           4.64
     12 month IRA               14,431        4.58       12,527        3.57        10,211         2.38           4.54
     13 months                       -           -       24,835        7.07        10,486         2.44           4.82
     18 months                   2,824         .90        2,485         .71         6,637         1.55           4.52
     20 months                  23,152        7.34       93,181       26.55        63,454        14.79           5.57
     22 months                       -           -            -          -        108,261        25.22           5.55
     24 months                  60,477       19.18       29,429        8.38        16,031         3.73           5.39
     30 months                   8,841        2.80        6,482        1.85         4,970         1.16           5.03
     60 months                  32,702       10.37       24,156        6.88        17,320         4.03           6.21
                               -------      ------      -------     -------       -------      -------           ----

          Total                240,290       76.19      259,176       73.84       319,771        74.49           5.30
                               -------      ------      -------      ------       -------       ------           ----

          Total deposits     $ 315,390      100.00%     351,030      100.00%      429,274       100.00%          4.53%
                               =======      ======      =======      ======       =======       ======           ====

The following table presents the deposit activity of the Bank for the years indicated.

                                                         Year Ended December 31,
                                               ---------------------------------------
                                                  1997            1998       1999
                                                  ----            ----       ----
                                                         (In thousands)
     Deposits                                  $ 744,064       1,003,698     1,414,959
     Withdrawals                                (721,501)        979,194    (1,349,451)
                                                 -------       ---------     ---------

     Deposits in excess of withdrawals            22,563          24,504        65,508

     Interest credited on deposits                10,163          11,136        12,736
                                                 -------      ----------    ----------

     Total increase in deposits                $  32,726          35,640        78,244
                                                 =======      ==========    ==========

The following table presents the amount of time deposit accounts in amounts of $100,000 or more at December 31, 1999 maturing as follows (in thousands):

                       Maturity Period

          One month through three months               $  3,205
          Over three through six months                   4,601
          Over six through 12 months                     10,938
          Over 12 months                                 18,527
                                                       --------

                     Total                             $ 37,271
                                                       ========

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1997, 1998 and 1999 and the periods to maturity of the certificate accounts outstanding at December 31, 1999.


                                                                                  Period to Maturity from December 31, 1999
                                  At December 31,            --------------------------------------------------------------------
                       ---------------------------------     Within        1 to         2 to         3 to         4 to
                         1997         1998         1999      1 Year       2 Years      3 Years      4 Years      5 Years      Total
                       ---------     -------     -------     -------      -------       -----        -----       -------    -------
                                                                                              (In thousands)

     3.01% to 4.00%    $      -          374        358         358             -            -            -         -           358
     4.01% to 5.00%       23,215      56,059     106,202      88,811       15,858          604          282       647       106,202
     5.01% to 6.00%      187,028     176,729     181,001     106,986       69,184        2,028        2,803         -       181,001
     6.01% to 8.00%       30,047      26,014      32,210       9,435       22,671           76           28         -        32,210

                       $ 240,290     259,176     319,771     205,590      107,713        2,708        3,113      647        319,771
                       =========     =======    ========     =======      =======        =====        =====      ===        =======

                                       20

Borrowings

The Bank is authorized to obtain advances from the Federal Home Loan Bank ("FHLB") of Atlanta which are generally collateralized by a blanket lien against the Bank's mortgage portfolio. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Atlanta will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board and the FHLB of Atlanta. At December 31, 1999, the Bank had $99.0 million in FHLB advances outstanding.

During 1997, the Bank entered into agreements with nationally recognized primary securities dealers under which the Bank sells securities subject to repurchase agreements. Such agreements are accounted for as borrowings by the Bank and are secured by the securities sold. At December 31, 1999 and 1998, the Bank did not have any such borrowings outstanding. During 1998, the Bank began borrowing under retail repurchase agreements with customers of the Bank. These agreements are also accounted for as borrowings and are secured by securities owned by the Bank.

The following table sets forth certain information relating to the Bank's borrowings at the dates indicated:

                                                                            At or For the Year Ended
                                                                                Ended December 31,
                                                                         1997         1998         1999
                                                                       ---------   -----------  -----------
                                                                             (Dollars in thousands)
FHLB advances:
     Average balance outstanding                                       $  13,226   $    33,718  $    74,515
                                                                       =========   ===========  ===========
     Maximum amount outstanding at any month end during the year       $  30,000   $    56,000  $    99,000
                                                                       =========   ===========  ===========
     Balance outstanding at end of year                                $  30,000   $    56,000  $    99,000
                                                                       =========   ===========  ===========
     Weighted average interest rate during the year                         6.15%        5.91%         5.42%
                                                                       =========   ===========  ===========
     Weighted average interest rate at end of year                          6.01%        5.28%         5.64%
                                                                       =========   ===========  ===========

Other borrowed funds:
     Average balance outstanding                                       $   5,629   $        14  $     1,916
                                                                       =========   ===========  ===========
     Maximum amount outstanding at any month end during the year       $  11,952   $       789  $     3,914
                                                                       =========   ===========  ===========
     Balance outstanding at end of year                                $      --     $     789  $     3,914
                                                                       =========   ===========  ===========
     Weighted average interest rate during the year                         5.74%         4.65%        4.85%
                                                                       =========   ===========  ===========
     Weighted average interest rate at end of year                            --   %      4.65%        4.75%
                                                                       =========   ===========  ===========

Total borrowings:
     Average balance outstanding                                       $  18,855   $    33,732  $    76,431
                                                                          ======        ======      =======
     Maximum amount outstanding at any month end during the year       $  41,952   $    56,789  $   102,914
                                                                          ======        ======      =======
     Balance outstanding at end of year                                $  30,000   $    56,789  $   102,914
                                                                          ======        ======      =======
     Weighted average interest rate during the year                         6.03%        5.89%         5.40%
                                                                         =======      =======      ========
     Weighted average interest rate at end of year                          6.01%        5.27%         5.61%
                                                                         =======      =======      ========

Subsidiary Activities

The Bank has one wholly-owned subsidiary; Lake County Service Corporation ("LCSC") formed to develop a 100-lot subdivision, which is substantially sold out. During 1999, LCSC sold an 8.4 acre commercial parcel and a one-acre lot that adjoins the Bank's main office. The gain on the sale of the commercial property was $553,000 after tax and $886,000 before tax. During 1999, LCSC purchased two commercial building sites for possible future bank branches and purchased an existing branch building in Inverness, which is rented to the Bank.

Personnel

As of February 14, 2000, the Bank had 166 full-time employees and 15 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or Bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 1999, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 1999.

                                                                       Capital Ratios
                            Actual      Required     Excess          Actual      Required
                           Capital      Capital      Amount         Percent       Percent
                           -------      -------      ------         -------       -------
                                             (Dollars in thousands)
Tangible                  $ 51,177        8,841       42,336           8.68%       1.50%
Core (Leverage)           $ 51,177       17,681       33,496           8.68        3.00
Risk-based                $ 53,894       28,893       25,001          14.92        8.00


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

Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is
assigned.   Assessment  rates  for  SAIF  member   institutions  are  determined
semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000.

The Bank paid no assessment for 1999, however its payments toward the FICO bonds amounted to $213,749. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1999, the Bank's limit on loans to one borrower was $8.1 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $7.6 million.

QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Bank maintained 79.30% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for December 31, 1999 was 18.7%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank was not assessed any payments for the fiscal year ended December 31, 1999.

Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999 of $4.95 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, The Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

Year 2000

The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.

                           FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the IRS for the year ended December 31, 1996. For its 1999 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

Under the residential loan requirement provision, the recapture required by the 1996 Act is suspended for each of two successive taxable years, beginning with 1996, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year. Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. At December 31, 1999, the Bank had approximately $606,000 of deferred tax liabilities recorded for the recapture of its bad debt reserves.

Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. For fiscal years beginning prior to January 1, 1996, the excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. The adjustment to AMTI based on book income is an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years through 1995, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT.

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

Florida Taxation. The Bank files Florida franchise tax returns. For Florida franchise tax purposes, savings institutions are presently taxed at a rate equal to 5.5% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on State and municipal obligations). The Bank is not currently under audit with respect to its Florida franchise tax returns.

ITEM 2.   PROPERTIES

The Bank conducts its business through its main office and 12 branch offices. The following table sets forth certain information regarding the Bank's office properties:

                                                        Net Book Value of Land
                                         Date               and Buildings at
Location                                Acquired             December 31, 1999
--------                                --------             -----------------
                                                        (Dollars in thousands)
Main Office
800 North Boulevard, West
Leesburg, Florida  34748-5053               1961                 $   356

Wildwood
837 South Main Street
Wildwood, Florida  34785-5302               1967                     293

Main Street
1409 West Main Street
Leesburg, Florida  34748-4854               1972                     201

Clermont
481 East Highway 50
Clermont, Florida  34711-4032               1982                     710

Eustis
2901 South Bay Street
Eustis, Florida  32726-6551                 1979                     568

Fruitland Park
410 Palm Street
Fruitland Park, Florida  34731-4013         1983                     377

Lady Lake
431 US Highway 441/27
Lady Lake, Florida  32159-3046              1995                   1,204

Lake Square
10105 US Highway 441
Leesburg, Florida  34788-3952               1995                     503

South Leesburg (1)
27405 US Highway 27, Suite 123
Leesburg, Florida  34748-7914               1996                     118

South Leesburg (2)
US Highway 27
Leesburg, Florida  34748                    1996                     375

Inverness (3)
2709 East Gulf to Lake Highway
Inverness, Florida 34453-3245               1998                     869

Four Corners
16550 Woodcrest Way
Clermont, Florida 34711-7004                1998                   1,073

Bushnell (4)
1128 North Main Street
Bushnell, Florida 33513                     1998                     282

Administration (5)
Leesburg, Florida                           1961                      78

Sumter County (6)                           1999                     401


(1)  Leased branch office opened February, 1997.
(2)  Parcel of land purchased by the Bank for a future branch office location.
(3)  Leased branch office opened  February,  1999.  Owned by Lake County Service
     Corp.
(4)  Leased branch office opened May, 1999.
(5)  Parcel of land owned by Bank for future administration offices.
(6) Two parcels of land purchased by Lake County Service Corp. for future branch office locations.

The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 1999, such equipment had a net book value of $996.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1999, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

The   above-captioned   information  appears  under  "Common  Stock  Prices  and
Dividends" in the Registrant's 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated Financial Data" on page 6 and 7 of the Registrant's 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Stockholders on pages 8 through 18 and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of FFLC Bancorp, Inc. and Subsidiary, together with the report thereon by Hacker, Johnson, Cohen & Grieb PA appear in the Registrant's 1999 Annual Report to Stockholders on pages 19 through 50 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There  have  been no  disagreements  with the  Registrant's  accountants  on any
matters  of   accounting   principles   or  practices  or  financial   statement
disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information related to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000 at pages 5 through 8.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000 at pages 12 through 15.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000 at pages 5 through 7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to pages 15 and 16 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 1999 Annual Report to Stockholders.

                                                                            Page
                                                                            ----

     Independent Auditor's Report                                             50

     Consolidated Balance Sheets as of December 31, 1999 and 1998             19

     Consolidated Statements of Income for the Years Ended
          December 31, 1999, 1998 and 1997                                    20

     Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1999, 1998 and 1997                     21-23

     Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1999, 1998 and 1997                           24-25

     Notes to Consolidated Financial Statements for the Years
          Ended December 31, 1999, 1998 and 1997                           26-49

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

                3.1      Certificate of Incorporation of FFLC Bancorp, Inc.*
                3.2      Bylaws of FFLC Bancorp, Inc.
                4.0      Stock Certificate of FFLC Bancorp, Inc.*
               10.1      First Federal Savings Bank of Lake County Recognition
                         and Retention Plan**
               10.2      First Federal Savings Bank of Lake County Recognition
                         and Retention Plan for Outside Directors**
               10.3      FFLC Bancorp, Inc. Incentive Stock Option Plans for
                         Officers and Employees**
               10.4      FFLC Bancorp, Inc. Stock Option Plan for Outside
                         Directors**
               13.0      Annual Report to Stockholders (filed herewith)
                 99      Proxy Statement for Annual Meeting (filed herewith)

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

                                                     FFLC BANCORP, INC.


                                                     By: /s/ Stephen T. Kurtz
                                                         Stephen T. Kurtz
                                                         Chief Executive Officer
                                                         and President

                                                     Dated:  March 16, 2000
                                                             --------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Name                           Title                           Date
       ----                           -----                           ----


/s/ Joseph J. Junod           Chairman of the Board               March 16, 2000
-------------------
Joseph J. Junod

/s/ Claron D. Wagner          Vice Chairman of the Board          March 16, 2000
--------------------
Claron D. Wagner

/s/ James P. Logan            Director                            March 16, 2000
------------------
James P. Logan

/s/ Ted R. Ostrander, Jr.     Director                            March 16, 2000
-------------------------
Ted R. Ostrander

/s/ H.D. Robuck, Jr.          Director                            March 16, 2000
--------------------
H.D. Robuck, Jr.

/s/ Stephen T. Kurtz          Chief Executive Officer,            March 16, 2000
--------------------          President and Director
Stephen T. Kurtz

/s/ Paul K. Mueller           Executive Vice President, Chief     March 16, 2000
-------------------           Operating Officer and Treasurer
Paul K. Mueller               and Director