Form 10-Q
period 2000-03-31
FFLC BANCORP INC
filed 2000-04-19
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

   [ X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

         TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
  [   ]  EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------   -------------


                         Commission file number 0-22608


                               FFLC BANCORP, INC.
                               ------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                                59-3204891
--------------------------------                            --------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
-------------------------------------------------------------------   ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code  (352) 787-3311

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value                          3,593,457 shares outstanding at
   $.01 per share                                        April 17, 2000
-----------------------                          -------------------------------

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page

     Condensed Consolidated Balance Sheets -
       at March 31, 2000 (unaudited) and at December 31, 1999..................2

     Condensed Consolidated Statements of Income -
       Three Months ended March 31, 2000 and 1999 (unaudited)..................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Three Months ended March 31, 2000 (unaudited)...........................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 2000 and 1999 (unaudited)................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........7-8

     Review by Independent Certified Public Accountants........................9

     Report on Review by Independent Certified Public Accountants.............10

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................11-16

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........17

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................17

   Item 2.  Changes in Securities.............................................17

   Item 3.  Default upon Senior Securities....................................17

   Item 5.  Other Information.................................................17

   Item 6.  Exhibits and Reports on Form 8-K..................................17

SIGNATURES....................................................................18

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                     ($ in thousands, except share amounts)


                                                                                         At              At
                                                                                       March 31,     December 31,
                                                                                        2000            1999
                                                                                        ----            ----
            Assets                                                                   (unaudited)

Cash and due from banks                                                             $   11,638           17,313
Interest-bearing deposits                                                                6,218           17,026
                                                                                      --------          -------

            Cash and cash equivalents                                                   17,856           34,339

Securities available for sale                                                           36,118           36,909
Loans receivable, net of allowance for loan losses of $2,980 in 2000
    and $2,811 in 1999                                                                 533,976          501,131
Accrued interest receivable                                                              3,041            2,815
Premises and equipment, net                                                             10,256            9,386
Foreclosed real estate                                                                     462              400
Federal Home Loan Bank stock, at cost                                                    4,675            4,950
Other assets                                                                               808              502
                                                                                     ---------         --------

            Total                                                                    $ 607,192          590,432
                                                                                       =======          =======

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                 14,451           11,100
    NOW and money-market accounts                                                       82,679           77,293
    Savings accounts                                                                    21,359           21,110
    Certificates                                                                       328,779          319,771
                                                                                       -------          -------

            Total deposits                                                             447,268          429,274

Advances from Federal Home Loan Bank                                                    93,500           99,000
Other borrowed funds                                                                     4,913            3,914
Accrued expenses and other liabilities                                                   4,779            2,607
                                                                                      --------         --------

            Total liabilities                                                          550,460          534,795
                                                                                       -------          -------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                                     -                -
    Common stock, $.01 par value, 9,000,000 shares authorized,
        4,463,212 in 2000 and 4,447,461 in 1999 shares issued                               45               44
    Additional paid-in-capital                                                          30,503           30,273
    Retained income                                                                     44,425           43,539
    Accumulated other comprehensive income (loss)                                         (205)            (182)
    Treasury stock, at cost (869,313 shares in 2000 and
        863,523 shares in 1999)                                                        (17,799)         (17,721)
    Stock held by Incentive Plan Trusts                                                   (237)            (316)
                                                                                     ---------        ---------

            Total stockholders' equity                                                  56,732           55,637
                                                                                      --------          -------

            Total                                                                    $ 607,192          590,432
                                                                                       =======          =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

                   Condensed Consolidated Statements of Income
                     ($ in thousands, except share amounts)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                          --------------------
                                                                                          2000            1999
                                                                                          ----            ----
                                                                                               (unaudited)
Interest income:
    Loans receivable                                                                 $    10,255             8,086
    Securities available for sale                                                            572               345
    Securities held to maturity                                                            -                   220
    Other interest-earning assets                                                            293               200
                                                                                       ---------         ---------

            Total interest income                                                         11,120             8,851
                                                                                        --------          --------

Interest expense:
    Deposits                                                                               4,965             3,940
    Borrowed funds                                                                         1,430               808
                                                                                     -----------         ---------

            Total interest expense                                                         6,395             4,748
                                                                                     -----------          --------

            Net interest income                                                            4,725             4,103

Provision for loan losses                                                                    200               200
                                                                                      ----------         ---------

            Net interest income after provision for loan losses                            4,525             3,903
                                                                                       ---------          --------

Noninterest income:
    Deposit account fees                                                                     171               146
    Other service charges and fees                                                           182               244
    Gain on sale of real estate held for development                                           -               886
    Other                                                                                     50                13
                                                                                      ----------        ----------

            Total noninterest income                                                         403             1,289
                                                                                       ---------         ---------

Noninterest expense:
    Salaries and employee benefits                                                         1,652             1,444
    Occupancy expense                                                                        423               336
    Deposit insurance premium                                                                 21                51
    Data processing expense                                                                  224               140
    Professional services                                                                     72                56
    Advertising and promotion                                                                 76                78
    Other                                                                                    288               269
                                                                                     -----------       -----------

            Total noninterest expense                                                      2,756             2,374
                                                                                      ----------        ----------

Income before income taxes                                                                 2,172             2,818

            Income taxes                                                                     855             1,084
                                                                                     -----------       -----------

Net income                                                                          $      1,317             1,734
                                                                                      ==========       ===========

Basic income per share of common stock                                              $         .37              .49
                                                                                     ============     ============

Weighted-average number of shares outstanding for basic                                3,539,918         3,571,598
                                                                                       =========         =========

Diluted income per share of common stock                                            $         .36              .47
                                                                                     ============     ============

Weighted-average number of shares outstanding for diluted                              3,627,734         3,720,042
                                                                                       =========         =========

Dividends per share                                                                 $        .12               .11
                                                                                     ===========     =============

See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                  Three Months Ended March 31, 2000 (Unaudited)
                                ($ in thousands)

                                                                                                   Accumulated
                                                                            Stock                     Other
                                                                           Held by                   Compre-
                                                 Additional               Incentive                  hensive      Total
                                     Common       Paid-In    Treasury       Plan        Retained     Income    Stockholders'
                                      Stock       Capital     Stock        Trusts        Income      (Loss)      Equity
                                      -----       -------     -----        ------        ------      ------      ------
Balance at December 31, 1999         $ 44          30,273      (17,721)      (316)       43,539      (182)      55,637
                                                                                                                ------

Comprehensive income:
  Net income (unaudited)                -               -            -          -         1,317         -        1,317

Net change in unrealized loss
       on securities available for
       sale, net of income taxes
       of $14 (unaudited)               -               -            -          -             -       (23)         (23)
                                                                                                               -------

Comprehensive income (unaudited)                                                                                 1,294
                                                                                                                ------

Net proceeds from the issuance
  of 12,047 shares of common
  stock, stock options exercised
  (unaudited)                           1              77            -          -             -         -           78

Net proceeds from the issuance
  of 3,704 shares of common
  stock under the Dividend
  Reinvestment Plan (unaudited)         -              49            -          -             -         -           49

Dividends paid (unaudited)                              -            -          -          (431)        -         (431)

Purchase of treasury stock,
  5,790 shares (unaudited)              -               -          (78)         -             -         -          (78)

Shares committed to participants
  in incentive plans (unaudited)        -             104            -         79             -         -          183
                                     ----          ------      --------      ----     ---------     -----       ------
Balance at March 31, 2000
  (unaudited)                        $ 45          30,503      (17,799)      (237)       44,425      (205)      56,732
                                       ==          ======       ======       ====        ======     =====       ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                           March 31,
                                                                                      2000            1999
                                                                                      ----            ----
                                                                                           (unaudited)
Cash flows from operating activities:
    Net income                                                                    $  1,317            1,734
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses                                                  200              200
            Depreciation                                                               176              114
            (Credit) provision for deferred income taxes                              (144)             146
            Gain on sale of foreclosed real estate                                     (21)              (4)
            Gain on sale of real estate held for development                          -                (886)
            Shares committed and dividends to incentive plan participants              183              220
            Net amortization of premiums or discounts on securities                      8               25
            Net deferral of loan fees and costs                                        (35)              76
            Increase in accrued interest receivable                                   (226)            (231)
            Increase in other assets                                                  (306)            (206)
            Increase in accrued expenses and other liabilities                       2,330              465
                                                                                    ------          -------

                    Net cash provided by operating activities                        3,482            1,653
                                                                                    ------           ------

Cash flows from investing activities:
    Proceeds from maturities and principal repayments on securities
        held to maturity                                                              -               2,088
    Proceeds from maturities and principal repayments on securities
        available for sale                                                             877              922
    Purchase of securities available for sale                                         (131)          (2,122)
    Loan disbursements                                                             (51,286)         (47,369)
    Principal repayments on loans                                                   18,179           20,230
    Purchase of premises and equipment, net                                         (1,046)          (1,542)
    Redemption (purchase) of Federal Home Loan Bank stock                              275             (359)
    Proceeds from sales of foreclosed real estate                                       56               11
    Proceeds from sale of real estate held for development                           -                1,008
                                                                                 ---------         --------

                    Net cash used in investing activities                          (33,076)         (27,133)
                                                                                    ------           ------


                                                                   (continued)

                               FFLC BANCORP, INC.

                                 (In thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         2000              1999
                                                                                         ----              ----
                                                                                              (unaudited)
Cash flows from financing activities:
    Net increase in deposits                                                           $ 17,994           20,775
    Net (decrease) increase in advances from Federal Home Loan Bank                      (5,500)           7,000
    Net increase in other borrowed funds                                                    999              619
    Issuance of common stock                                                                127              191
    Purchase of treasury stock                                                              (78)            (272)
    Dividends paid on common stock                                                         (431)            (405)
                                                                                       --------         --------

                Net cash provided by financing activities                                13,111           27,908
                                                                                       --------         --------

Net (decrease) increase in cash and cash equivalents                                    (16,483)           2,428

Cash and cash equivalents at beginning of period                                         34,339           22,928
                                                                                       --------         --------

Cash and cash equivalents at end of period                                             $ 17,856           25,356
                                                                                       ========         ========
Supplemental  disclosures of cash flow information:
Cash paid during the period  for:
        Interest                                                                       $  6,217            4,901
                                                                                       ========         ========

        Income taxes                                                                   $     25              105
                                                                                       ========         ========

    Noncash investing and financing activities:

        Accumulated other comprehensive income (loss), net change in unrealized
            loss on securities available for sale, net of tax                          $    (23)             (15)
                                                                                       ========         ========

        Transfers from loans to foreclosed real estate                                 $    180                -
                                                                                       ========         ========

        Loans originated on sales of foreclosed real estate                            $     83              153
                                                                                       ========         ========

        Loans funded by and sold to correspondent                                      $      -            3,883
                                                                                       ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp,Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations and other data for the three-month period ended March 31, 2000, are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

        The condensed consolidated financial statements include the accounts of FFLC Bancorp, Inc. (the "Holding Company"), its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Bank") and the Bank's wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118.

        An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                                     2000            1999
                                                     ----            ----

            Balance at January 1                     $ 2,811        2,283
            Provision for loan losses                    200          200
            Net loans charged-off                        (31)         (84)
                                                     -------       ------

            Balance at March 31                      $ 2,980        2,399
                                                       =====        =====

The following summarizes the amount of impaired loans, all of which are collateral dependent (in thousands):

                                                                                  At
                                                                               March 31,     December 31,
                                                                                 2000           1999
                                                                                 ----           ----
            Loans identified as impaired:
                Gross loans with no related allowance for losses               $    -               -
                Gross loans with related allowance for losses recorded          1,348           1,348
                Less:  Allowances on these loans                                 (202)           (202)
                                                                                ------         ------
            Net investment in impaired loans                                   $1,146           1,146
                                                                               ======          ======

                                                                     (continued)

                               FFLC BANCORP, INC.

2. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                                   Three
                                                                   Months
                                                                   Ended
                                                                  March 31,
                                                                    2000

            Average net investment in impaired loans              $ 1,146
                                                                    =====

            Interest income recognized on impaired loans          $     5
                                                                  =======

            Interest income received on impaired loans            $     5
                                                                  =======

        No impaired loans were identified by the Company during the three months ended March 31, 1999.

3. Per Share Amounts. Basic income per share of common stock has been determined by dividing net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Dilutive income per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted income per share:

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                          2000               1999
                                                                                          ----               ----
           Weighted-average shares of common stock issued and
             outstanding before adjustments for ESOP, RRP and
             common stock options                                                       3,590,530          3,674,817
           Adjustment to reflect the effect of unallocated ESOP and
             RRP shares                                                                   (50,612)          (103,219)
                                                                                        ---------         ----------

           Weighted-average shares for basic net income per share                       3,539,918          3,571,598
                                                                                        =========          =========

           Basic income per share                                                  $          .37                .49
                                                                                     ============       ============

           Total weighted-average common shares and equivalents
             outstanding for basic income per share computation                         3,539,918          3,571,598

           Additional dilutive shares using the average market value for
             the period utilizing the treasury stock method regarding stock options        87,816            148,444
                                                                                      -----------         ----------

           Weighted-average common shares and equivalents outstanding for
             diluted income per share                                                   3,627,734          3,720,042
                                                                                        =========          =========

           Diluted income per share                                               $           .36                .47
                                                                                    =============       ============

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiary (the "Company") as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 6, 2000

                               FFLC BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


General

      FFLC  Bancorp,  Inc. (the  "Holding  Company") is the holding  company for
      First   Federal   Savings  Bank  of  Lake  County  (the  "Bank")  and  its
      wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). The Company's consolidated results of operations are primarily those of the Bank.

      The Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with principal repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family owner-occupied homes, commercial loans, securities and, to a lesser extent, construction loans, consumer and other loans, and multi-family residential mortgage loans. In addition, the Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Company's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

      The Bank has 12 full-service locations in Lake, Sumter and Citrus Counties, Florida.

      The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned primarily on its loan and securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Company's operating results are also affected, to a lesser extent, by fee income. The Company's operating expenses consist primarily of salaries and employee benefits, occupancy expenses, deposit insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

                               FFLC BANCORP, INC.


Liquidity and Capital Resources

      The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At March 31, 2000, cash, amounts due from depository institutions and interest-bearing deposits, totaled $17.9 million.

      The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet this liquidity requirement. The Bank's liquidity ratio at March 31, 2000 exceeded the requirement.

      The Bank's primary sources of funds include proceeds from payments and prepayments on mortgage loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposits. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

      At March 31, 2000, the Bank had outstanding commitments to originate $11.4 million of loans and to fund the undisbursed portion of loans in process of approximately $17.5 million and undisbursed lines of credit of approximately $37.6 million. The Bank believes that it will have sufficient funds available to meet its commitments. At March 31, 2000, certificates of deposit which were scheduled to mature in one year or less totaled $219.8 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Bank.

      The Bank is subject to various regulatory capital requirement administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


      As of March 31, 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and percentages at March 31, 2000 are also presented in the table.

                                                                                                        To Be Well
                                                                               Minimum                  Capitalized
                                                                             For Capital                 For Prompt
                                                                              Adequacy                Corrective Action
                                                   Actual                     Purposes                    Provisions
                                                -------------               -------------               --------------
                                                %      Amount               %      Amount               %      Amount
                                               ---     ------              ---     ------              ---     ------
                                                                         ($ in thousands)
         Stockholders' equity,
             and ratio to total
             assets                          8.87%   $  53,834
         Less: investment in
             nonincludable
             subsidiary                                 (1,219)
         Add back: unrealized loss on
             securities available for sale                 52
                                                    ---------

         Tangible capital,
             and ratio to adjusted
             total assets                    8.69%   $  52,667           1.5%    $  9,092
                                                       =======                     ======

         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                          8.69%   $  52,667           3.0%    $ 18,185            5.0%   $ 30,307
                                                       =======                     ======                     ======

         Tier 1 capital, and ratio
             to risk-weighted assets        13.69%      52,667           4.0%    $ 15,391            6.0%   $ 23,087
                                                                                   ======                     ======

         Less: Nonincludable investment
             in 80% land loans                             (95)

         Tier 2 capital (allowance for
             loan losses)                                2,979
                                                      --------

         Total risk-based capital,
             and ratio to risk-
             weighted assets                14.44%  $  55,551            8.0%    $ 30,782           10.0%   $ 38,478
                                                      =======                      ======                     ======

         Total assets                               $ 607,317
                                                      =======

         Adjusted total assets                      $ 606,150
                                                      =======

         Risk-weighted assets                       $ 384,777
                                                      =======

                               FFLC BANCORP, INC.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                     Three Months                       Three Months
                                                                        Ended           Year Ended          Ended
                                                                       March 31,        December 31,       March 31,
                                                                         2000              1999              1999
                                                                   ----------------  ----------------     ---------
        Average equity as a percentage
           of average assets                                            9.42%             10.45%           11.43%

        Total equity to total assets at end of period                   9.34%              9.42%           11.06%

        Return on average assets (1) (2)                                 .88%               .93%             .99%

        Return on average equity (1) (2)                                9.38%              8.88%            8.67%

        Noninterest expense to average assets (1)                       1.85%              1.97%            1.99%

        Nonperforming assets to total assets
           at end of period                                              .45%               .47%             .15%

        Operating efficiency ratio (1) (2)                             53.74%             54.73%           52.69%

(1)   Annualized for the three months ended March 31, 2000 and 1999.
(2)   Excludes gain on sale of real estate held for development.

                                                                             At               At              At
                                                                          March 31,       December 31,     March 31,
                                                                            2000             1999            1999
                                                                      ----------------  ----------------   ---------
   Weighted-average interest rates:
        Interest-earning assets:
           Loans receivable                                                 7.94%           7.88%            7.89%
           Securities                                                       6.36%           6.22%            6.14%
           Other interest-earning assets                                    6.71%           5.03%            5.53%
                Total interest-earning assets                               7.82%           7.66%            7.66%
        Interest-bearing liabilities:
           Interest-bearing deposits                                        4.64%           4.53%            4.49%
           Borrowed funds                                                   5.99%           5.62%            5.16%
                Total interest-bearing liabilities                          4.88%           4.84%            4.59%
        Interest-rate spread                                                2.94%           2.82%            3.07%

Change in Financial Condition

Total assets increased $16.8 million or 2.8%, from $590.4 million at December 31, 1999 to $607.2 million at March 31, 2000, primarily as a result of an increase in loans receivable of $32.8 million, partially offset by a decrease in cash and cash equivalents of $16.5 million. Deposits increased $18.0 million from $429.3 million at December 31, 1999 to $447.3 million at March 31, 2000. The $1.1 million net increase in stockholders equity during the three months ended March 31, 2000 resulted from net income of $1.3 million, credits to equity totaling $183,000 related to the stock incentive plans and proceeds of $127,000 from stock options exercised and shares issued under the Company's Dividend Reinvestment Plan, partially offset by repurchases of the Company"s stock of $78,000, dividends paid of $431,000 and a $23,000 decrease in accumulated other comprehensive income (loss).

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

                                                                                     Three Months Ended March 31,
                                                               ---------------------------------------------------------------------
                                                                      2000                                         1999
                                                               ---------------------------------------------------------------------
                                                                                           Average                           Average
                                                                    Average                 Yield/         Average            Yield/
                                                                    Balance   Interest       Cost     Balance  Interest        Cost
                                                                    -------   --------       ----     -------  --------        ----
                                                                                         ($ in Thousands)
Interest-earning assets:
    Loans receivable                                              $ 514,045     10,255      7.98%    $ 401,630    8,086       8.05%
    Securities                                                       36,760        572      6.22        39,584      565       5.71
    Other interest-earning assets (1)                                19,072        293      6.15        15,192      200       5.27
                                                                   --------    -------                --------   ------

            Total interest-earning assets                           569,877     11,120      7.81       456,406    8,851       7.76
                                                                                ------                            -----

Noninterest-earning assets                                           26,719                             19,980
                                                                    -------                            -------

            Total assets                                          $ 596,596                          $ 476,386
                                                                    =======                            =======

Interest-bearing liabilities:
    NOW and money-market accounts                                    78,572        524      2.67        57,761      331       2.29
    Savings accounts                                                 21,173        106      2.00        22,694      116       2.04
Certificates                                                        323,591      4,335      5.36       264,163    3,493       5.29
    Advances from Federal Home Loan Bank                             93,236      1,385      5.94        61,444      798       5.19
    Other borrowed funds                                              3,703         45      4.86           872       10       4.59
                                                                   --------    -------               ---------   ------

            Total interest-bearing liabilities                      520,275      6,395      4.92       406,934    4,748       4.67


Noninterest-bearing deposits                                         12,736                              9,084
Noninterest-bearing liabilities                                       7,408                              5,902
Stockholders' equity                                                 56,177                             54,466
                                                                    -------                            -------

            Total liabilities and stockholders' equity            $ 596,596                          $ 476,386
                                                                    =======     ------                 =======   ------

Net interest income                                                           $  4,725                          $ 4,103
                                                                                ======                            =====

Interest-rate spread (2)                                                                    2.89%                             3.09%
                                                                                            ====                              ====

Net average interest-earning assets, net margin (3)               $  49,602                 3.32%    $  49,472                3.60%
                                                                    =======                 ====       =======                ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                               1.10                               1.12
                                                                   ========                           ========


(1) Includes interest-bearing deposits, federal funds sold and Federal Home Loan Bank stock.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is annualized net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

          Comparison of the Three Months Ended March 31, 2000 and 1999

Results of Operations

General Operating Results. Net income for the three-month period ended March 31,
   2000 was $1.3 million compared to $1.7 million for the comparable 1999 period. Net income for the 1999 period included a gain on sale of real estate held for development of $886,000 ($553,000, net of tax). Without this gain, net income for 2000 increased $136,000 or 11.5% when compared to 1999. An increase in net interest income of $622,000, partially offset by a $382,000 increase in noninterest expense contributed to the increase in net income excluding the gain.

Interest Income.  Interest income  increased $2.3 million,  or 25.6%,  from $8.9 million for the three-month period ended March 31, 1999 to $11.1 million for the three-month period ended March 31, 2000. The increase was due to a $113.5 million increase in the average balance of interest-earning assets outstanding during the three-month period ended March 31, 2000, compared to the 1999 period and an increase in the average yield on interest-earning assets from 7.76% for the three-month period ended March 31, 1999, to 7.81% for the three-month period ended March 31, 2000.

Interest Expense. Interest expense increased $1.6 million or 34.7%, from $4.7 million for the three-month period ended March 31, 1999 to $6.4 million for the three-month period ended March 31, 2000. The increase was due to increases of $78.7 million and $34.6 million in average deposits and borrowed funds outstanding, respectively. Average deposits increased from $344.6 million outstanding during the three months ended March 31, 1999 to $423.3 million outstanding during the comparable period for 2000. Average borrowed funds increased from $62.3 million outstanding during the three months ended March 31, 1999 to $96.9 million outstanding during the three months ended March 31, 2000.

Noninterest Income.  Noninterest  income for the three-month  period ended March
   31, 1999 exceeded noninterest income for the three-month period ended March 31, 2000 mainly due to the gain on sale of real estate held for development recognized during 1999.

Noninterest Expense. Noninterest expense increased by $382,000, or 16.1% from the three-month period ended March 31, 1999 to the three-month period ended March 31, 2000. The increase was primarily due to increases in salaries and employee benefits of $208,000, occupancy expense of $87,000 and data processing expense of $84,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision decreased from $1.1 million (an effective tax rate of 38.5%) for the three-month period ended March 31, 1999 to $855,000 (an effective tax rate of 39.4%) for the corresponding period in 2000.


                                Year 2000 Issues

The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.

                               FFLC BANCORP, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company"s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company"s net interest income and capital, while adjusting the Company"s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company"s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company"s market risk exposure since December 31, 1999.

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

   There are no material pending legal proceeding to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.    Changes in Securities

   Not applicable

Item 3.    Default upon Senior Securities

   Not applicable

Item 5.    Other Information

   Not applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report.

                3.1      Certificate of Incorporation of FFLC Bancorp, Inc.*
                3.2      Bylaws of FFLC Bancorp, Inc. ***
                4.0      Stock Certificate of FFLC Bancorp, Inc.*
               10.1      First Federal Savings Bank of Lake County Recognition
                         and Retention Plan**
               10.2      First Federal Savings Bank of Lake County Recognition
                         and Retention Plan for Outside Directors**
               10.3      FFLC Bancorp, Inc. Incentive Stock Option Plans for
                         Officers and Employees**
               10.4      FFLC Bancorp, Inc. Stock Option Plan for Outside
                         Directors**
               27        Financial Data Schedule (for SEC use only)

     * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on September 27, 1993, Registration No. 33-69466.
     ** Incorporated herein by reference into this document from the Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1994.
     *** Incorporated herein by reference into this document from the 1999 FFLC Bancorp, Inc. Form 10-K filed March 22, 2000.

     (b)  Reports on Form 8-K.
          There were no reports on Form 8-K filed during the three months ended March 31, 2000.

                               FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FFLC BANCORP, INC.
                          (Registrant)




Date:  April 19, 2000     By:
      ----------------       ---------------------------------------------------
                                 Stephen T. Kurtz, President and Chief Executive
                                   Officer



Date:  April 19, 2000     By:
      ----------------       ---------------------------------------------------
                                 Paul K. Mueller, Executive Vice President and
                                   Treasurer