Form 10-Q
period 2000-06-30
FFLC BANCORP INC
filed 2000-07-26
CIK 912738

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    ------------------------


                         Commission file number 0-22608

                               FFLC BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                                      59-3204891
-------------------------                                        ---------------
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)



800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
-------------------------------------------------------------------   ----------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code  (352) 787-3311
                                                    --------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  X    No
                                              ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share      3,574,379 shares outstanding at July 21, 2000
--------------------------------------      ---------------------------------------------

                               FFLC BANCORP, INC.

                                      INDEX

Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements                                                            Page

    Condensed Consolidated Balance Sheets -
      at June 30, 2000 (unaudited) and at December 31, 1999.................................2

    Condensed Consolidated Statements of Income -
      Three and Six Months ended June 30, 2000 and 1999 (unaudited).........................3

    Condensed Consolidated Statement of Changes in Stockholders' Equity -
      Six Months ended June 30, 2000 (unaudited)............................................4

    Condensed Consolidated Statements of Cash Flows -
      Six Months ended June 30, 2000 and 1999 (unaudited).................................5-6

    Notes to Condensed Consolidated Financial Statements (unaudited)......................7-8

    Review by Independent Certified Public Accountants......................................9

    Report on Review by Independent Certified Public Accountants...........................10

  Item 2. Management's Discussion and Analysis of Financial Condition

    and Results of Operations...........................................................11-18

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................19

Part II. OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................................19

  Item 2.  Changes in Securities...........................................................19

  Item 3.  Default upon Senior Securities..................................................19

  Item 4.  Submission of Matters to a Vote of Security Holders..........................19-20

  Item 5.  Other Information...............................................................20

  Item 6.  Exhibits and Reports on Form 8-K................................................20

SIGNATURES.................................................................................21

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                     ($ in thousands, except share amounts)

                                                                        At            At
                                                                     June 30,     December 31,
                                                                       2000          1999
                                                                       ----          ----
          Assets                                                    (unaudited)

Cash and due from banks                                             $  15,551        17,313
Interest-bearing deposits                                               5,462        17,026
                                                                    ---------      ---------
          Cash and cash equivalents                                    21,013        34,339

Securities available for sale                                          34,277        36,909
Loans receivable, net of allowance for loan losses
    of $3,182 in 2000 and $2,811 in 1999                              570,524       501,131
Accrued interest receivable                                             3,173         2,815
Premises and equipment, net                                            10,877         9,386
Foreclosed real estate                                                    408           400
Federal Home Loan Bank stock, at cost                                   5,400         4,950
Other assets                                                              929           502
                                                                    ---------      ---------

          Total                                                     $ 646,601       590,432
                                                                    =========      =========

          Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                13,471        11,100
    NOW and money-market accounts                                      83,006        77,293
    Savings accounts                                                   19,997        21,110
    Certificates                                                      355,101       319,771
                                                                    ---------      --------

          Total deposits                                              471,575       429,274

Advances from Federal Home Loan Bank                                  108,000        99,000
Other borrowed funds                                                    4,941         3,914
Accrued expenses and other liabilities                                  4,579         2,607
                                                                    ---------      ---------

          Total liabilities                                           589,095       534,795
                                                                    ---------      ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none outstanding                                                    -             -
    Common stock, $.01 par value, 9,000,000 shares authorized,
       4,478,217 in 2000 and 4,447,461 in 1999 shares issued               45            44
    Additional paid-in-capital                                         30,710        30,273
    Retained income                                                    45,371        43,539
    Accumulated other comprehensive income (loss)                        (229)         (182)
    Treasury stock, at cost (903,838 shares in 2000 and
       863,523 shares in 1999)                                        (18,233)      (17,721)
    Stock held by Incentive Plan Trusts                                  (158)         (316)
                                                                    ---------      ---------

          Total stockholders' equity                                   57,506        55,637
                                                                    ---------      ---------

          Total                                                     $ 646,601       590,432
                                                                    =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                     ($ in thousands, except share amounts)

                                                             Three Months Ended      Six Months Ended
                                                                  June 30,              June 30,
                                                           ---------------------  --------------------
                                                             2000         1999       2000        1999
                                                             ----         ----       ----        ----

Interest income:
    Loans receivable                                       $   11,055      8,519     21,310      16,605
    Securities available for sale                                 559        356      1,131         701
    Securities held to maturity                                    -         195         -          415
    Other interest-earning assets                                 248        247        541         447
                                                           ----------  ---------  ---------  ----------
          Total interest income                                11,862      9,317     22,982      18,168
                                                           ----------  ---------  ---------  ----------
Interest expense:
    Deposits                                                    5,419      4,156     10,384       8,096
    Borrowed funds                                              1,597        849      3,027       1,657
                                                           ----------  ---------  ---------  ----------
          Total interest expense                                7,016      5,005     13,411       9,753
                                                           ----------  ---------  ---------  ----------

          Net interest income                                   4,846      4,312      9,571       8,415

Provision for loan losses                                         260        150        460         350
                                                           ----------  ---------  ---------  ----------

          Net interest income after provision
             for loan losses                                    4,586      4,162      9,111       8,065
                                                           ----------  ---------  ---------  ----------
Noninterest income:
    Deposit account fees                                          201        151        372         297
    Other service charges and fees                                178        187        360         431
    Gain on sale of real estate held for development               -          -          -          886
    Other                                                          64         32        114          45
                                                           ----------  ---------  ---------  ----------

          Total noninterest income                                443        370        846       1,659
                                                           ----------  ---------  ---------  ----------
Noninterest expense:
    Salaries and employee benefits                              1,666      1,533      3,318       2,977
    Occupancy                                                     446        361        869         697
    Deposit insurance premium                                      22         52         43         103
    Data processing                                               210        145        434         285
    Professional services                                          75         92        147         148
    Advertising and promotion                                      76         95        152         173
    Other                                                         296        284        584         553
                                                           ----------  ---------  ---------  ----------

          Total noninterest expense                             2,791      2,562      5,547       4,936
                                                           ----------  ---------  ---------  ----------

Income before income taxes                                      2,238      1,970      4,410       4,788

          Income taxes                                            861        739      1,716       1,823
                                                           ----------  ---------  ---------  ----------

Net income                                                 $    1,377      1,231      2,694       2,965
                                                           ==========  =========  =========  ==========

Basic income per share of common stock                     $      .39        .34        .76         .83
                                                           ==========  =========  =========  ==========
Weighted-average number of shares outstanding
    for basic                                               3,556,124  3,574,634  3,547,389   3,572,874
                                                           ==========  =========  =========  ==========

Diluted income per share of common stock                   $      .38        .33        .74         .80
                                                           ==========  =========  =========  ==========

Weighted-average number of shares outstanding
    for diluted                                             3,624,812  3,715,189  3,624,850   3,717,142
                                                           ==========  =========  =========  ==========

Dividends per share                                        $      .12        .11        .24         .22
                                                           ==========  =========  =========  ==========

See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                   Six Months Ended June 30, 2000 (Unaudited)
                                ($ in thousands)

                                                                                                   Accumulated
                                                                              Stock                   Other
                                                                             Held by                 Compre-
                                                  Additional                Incentive                hensive        Total
                                         Common    Paid-In     Treasury       Plan       Retained    Income      Stockholders'
                                         Stock     Capital      Stock        Trusts       Income     (Loss)         Equity
                                        --------  ---------   ----------   ----------    -------- ------------   -------------

Balance at December 31, 1999             $ 44       30,273    (17,721)       (316)        43,539      (182)          55,637
                                                                                                                    -------
Comprehensive income:
 Net income (unaudited)                    -           -          -            -           2,694        -             2,694

Net change in unrealized loss
      on securities available for
      sale, net of income taxes
      of $28 (unaudited)                   -           -          -            -              -        (47)             (47)
                                                                                                                    -------

 Comprehensive income (unaudited)                                                                                     2,647
                                                                                                                    -------

Net proceeds from the issuance
 of 22,517 shares of common
 stock, stock options exercised
 (unaudited)                               1           140        -            -              -         -               141

Net proceeds from the issuance
 of 8,239 shares of common
 stock under the Dividend
 Reinvestment Plan (unaudited)             -           107        -            -              -         -               107

Dividends paid (unaudited)                 -           -          -            -            (862)       -              (862)

Purchase of treasury stock,
 40,315 shares (unaudited)                 -           -         (512)         -              -         -              (512)

Shares committed to participants
 in incentive plans (unaudited)            -           190        -           158             -         -               348
                                        --------  ---------   ----------   ----------    -------- ------------   -------------

Balance at June 30, 2000
 (unaudited)                             $ 45       30,710    (18,233)       (158)        45,371      (229)          57,506
                                        ========  =========   ==========   ==========    ======== ============   =============

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                             ----------------
                                                                                             2000        1999
                                                                                             ----        ----

Cash flows from operating activities:

    Net income                                                                           $   2,694       2,965
    Adjustments to reconcile net income
       to net cash provided by operations:
          Provision for loan losses                                                            460         350
          Depreciation                                                                         358         244
          (Credit) provision for deferred income taxes                                        (236)         49
          Gain on sale of foreclosed real estate                                               (11)        (22)
          Gain on sale of real estate held for development                                      -         (886)
          Shares committed and dividends to incentive plan participants                        348         439
          Net amortization of premiums or discounts
             on securities                                                                      18          43
          Net deferral of loan fees and costs                                                  (74)        (56)
          Increase in accrued interest receivable                                             (358)       (304)
          Increase in other assets                                                            (427)       (236)
          Increase (decrease) in accrued expenses and other liabilities                      2,236         (96)
                                                                                         ----------   ---------

                Net cash provided by operating activities                                    5,008       2,490
                                                                                         ----------   ---------
Cash flows from investing activities:

    Proceeds from maturities and principal repayments on securities held to maturity             -       3,428
    Proceeds from maturities and principal repayments on securities available for sale       2,808       1,725
    Purchase of securities available for sale                                                 (269)     (2,246)
    Loan disbursements                                                                    (106,540)    (95,679)
    Principal repayments on loans                                                           36,238      42,415
    Purchase of premises and equipment, net                                                 (1,849)     (3,043)
    Purchase of Federal Home Loan Bank stock                                                  (450)       (600)
    Proceeds from sales of foreclosed real estate                                              526         102
    Proceeds from sale of real estate held for development                                      -        1,008
                                                                                         ----------   ---------
                Net cash used in investing activities                                      (69,536)    (52,890)
                                                                                         ----------   ---------

                                                                    (continued)

                               FFLC BANCORP, INC.

                                 (In thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                             ----------------
                                                                                             2000        1999
                                                                                             ----        ----
Cash flows from financing activities:

    Net increase in deposits                                                                42,301      35,997
    Net increase in advances from Federal Home Loan Bank                                     9,000      12,000
    Net increase in other borrowed funds                                                     1,027         612
    Issuance of common stock                                                                   248         269
    Purchase of treasury stock                                                                (512)     (1,142)
    Dividends paid on common stock                                                            (862)       (809)
                                                                                          --------    ---------

             Net cash provided by financing activities                                      51,202      46,927
                                                                                          --------    ---------

Net decrease in cash and cash equivalents                                                  (13,326)     (3,473)

Cash and cash equivalents at beginning of period                                            34,339      22,928
                                                                                          --------    ---------

Cash and cash equivalents at end of period                                                $ 21,013      19,455
                                                                                          ========    =========

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                                           $ 12,898       9,707
                                                                                          ========    =========

       Income taxes                                                                       $  1,820       1,760
                                                                                          ========    =========

    Noncash investing and financing activities:

       Accumulated other comprehensive income (loss), net change in unrealized
          loss on securities available for sale, net of tax                               $    (47)        (96)
                                                                                          =========   =========

       Transfer from loans to foreclosed real estate                                      $    673         271
                                                                                          =========   =========

       Loans originated on sales of foreclosed real estate                                $    150         197
                                                                                          =========   =========

       Loans funded by and sold to correspondent                                          $    143       6,442
                                                                                          =========   =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000 and the results of operations for the three- and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the three-and six-month periods ended June 30, 2000, are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

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

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     -------------------   -------------------
                                       2000       1999       2000       1999
                                       ----       ----       ----       ----

       Beginning balance             $ 2,980      2,399      2,811      2,283
       Provision for loan losses         260        150        460        350
       Net loans charged-off             (58)        (4)       (89)       (88)
                                     --------    -------    -------    -------
       Ending balance                $ 3,182      2,545      3,182      2,545
                                     ========    =======    =======    =======

     The following summarizes the amount of impaired loans, all of which are collateral dependent (in thousands):

                                                                                 At
                                                                        June 30,    December 31,
                                                                        --------    ------------
                                                                          2000          1999
                                                                          ----          ----

          Loans identified as impaired:
             Gross loans with no related allowance for losses            $    -            -
             Gross loans with related allowance for losses recorded        1,280        1,348
             Less:  Allowances on these loans                               (192)        (202)
                                                                         --------      -------
          Net investment in impaired loans                               $ 1,088        1,146
                                                                         ========      =======

                                                                    (continued)

                               FFLC BANCORP, INC.

2. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                            Three        Six
                                                           Months      Months
                                                            Ended       Ended
                                                         June 30,    June 30,
                                                         --------    --------
                                                           2000        2000
                                                           ----        ----

          Average net investment in impaired loans      $  1,093       1,117
                                                        ========      ======

          Interest income recognized on impaired loans  $      9          14
                                                        ========      ======

          Interest income received on impaired loans    $      9          14
                                                        ========      ======

     No impaired loans were identified by the Company during the three or six months ended June 30, 1999.

3. Per Share Amounts. Basic income per share of common stock has been determined by dividing net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Dilutive income per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted weighted-average number of shares:

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                  June 30,
                                                                 -----------------------   ---------------------
                                                                     2000        1999        2000        1999
                                                                     ----        ----        ----        ----

Weighted-average shares of common stock issued and
         outstanding before adjustments for ESOP, RRP
         and common stock options                                  3,593,584   3,664,701   3,591,425   3,669,516
       Adjustment to reflect the effect of unallocated ESOP
         and RRP shares                                              (37,460)    (90,067)    (44,036)    (96,642)
                                                                 ------------  ----------  ----------  ----------

       Weighted-average shares for basic income per share          3,556,124   3,574,634   3,547,389   3,572,874
                                                                 ============  ==========  ==========  ==========

       Basic income per share                                    $       .39         .34         .76         .83
                                                                 ============  ==========  ==========  ==========

       Total weighted-average common shares and
         equivalents outstanding for basic income per
         share computation                                         3,556,124   3,574,634   3,547,389   3,572,874

       Additional dilutive shares using the average market
         value for the period utilizing the treasury stock
         method regarding stock options                               68,688     140,555      77,461     144,268
                                                                 ------------  ----------  ----------  ----------

       Weighted-average common shares and equivalents
         outstanding for diluted income per share                  3,624,812   3,715,189   3,624,850   3,717,142
                                                                 ============  ==========  ==========  ==========

       Diluted income per share                                  $       .38         .33         .74         .80
                                                                 ============  ==========  ==========  ==========

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants

     Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three- and six-month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2000, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2000 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
July 7, 2000

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

     The Bank has 12 full-service banking locations in Lake, Sumter and Citrus Counties, Florida.

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

                               FFLC BANCORP, INC.

Liquidity and Capital Resources

     The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At June 30, 2000, cash, amounts due from depository institutions and interest-bearing deposits, totaled $21.0 million.

     The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet this liquidity requirement. The Bank's liquidity ratio at June 30, 2000 exceeded the requirement.

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

     At June 30, 2000, the Bank had outstanding commitments to originate $7.6 million of loans and to fund the undisbursed portion of loans in process of approximately $17.4 million and undisbursed lines of credit of approximately $37.4 million. The Bank believes that it will have sufficient funds available to meet its commitments. At June 30, 2000, certificates of deposit which were scheduled to mature in one year or less totaled $220.2 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Bank.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.

     As of June 30, 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and percentages at June 30, 2000 are also presented in the table.

                                                                                                        To Be Well
                                                                              Minimum                   Capitalized
                                                                            For Capital                 For Prompt
                                                                             Adequacy                Corrective Action
                                                    Actual                   Purposes                   Provisions
                                               -------------------        ----------------           ------------------
                                                 %         Amount           %      Amount               %      Amount
                                                ---        ------          ---     ------              ---     ------
                                                                          ($ in thousands)

        Stockholders' equity,
          and ratio to total
          assets                               8.37%     $ 54,153
        Less: investment in
          nonincludable
          subsidiary                                       (1,221)
        Add back: unrealized loss on
          securities available for sale                        68
                                                         ---------

        Tangible capital,
          and ratio to adjusted
          total assets                        8.20%      $ 53,000         1.5%    $ 9,692
                                                         =========                =======

        Tier 1 (core) capital, and
          ratio to adjusted total
          assets                              8.20%      $ 53,000         3.0%    $19,384              5.0%   $32,306
                                                         =========                =======                     =======

        Tier 1 capital, and ratio
          to risk-weighted assets            12.74%      $ 53,000         4.0%    $16,636              6.0%   $24,954
                                                         =========                =======                     =======

        Less: Nonincludable investment
          in 80% land loans                                  (130)

        Tier 2 capital (allowance for
          loan losses)                                      3,181
                                                         ---------

        Total risk-based capital,
          and ratio to risk-
          weighted assets                    13.48%      $ 56,051         8.0%   $33,272              10.0%   $41,590
                                                         =========               =======                      =======

        Total assets                                     $647,270
                                                         =========

        Adjusted total assets                            $646,117
                                                         =========

        Risk-weighted assets                             $415,903
                                                         =========

                               FFLC BANCORP, INC.

     The following table shows selected ratios for the periods ended or at the dates indicated:

                                                       Six Months                        Six Months
                                                            Ended        Year Ended           Ended
                                                         June 30,      December 31,        June 30,
                                                             2000              1999            1999
                                                       ------------    -------------     -------------

       Average equity as a percentage
         of average assets                                9.24%            10.45%            11.09%

       Total equity to total assets at end of period      8.89%             9.42%            10.67%

       Return on average assets (1) (2)                    .88%              .93%              .98%

       Return on average equity (1) (2)                   9.52%             8.88%             8.88%

       Noninterest expense to average assets (1)          1.81%             1.97%             2.02%

       Nonperforming assets to total assets
         at end of period                                  .44%              .47%              .10%

       Operating efficiency ratio (1) (2)                53.25%            54.73%            53.72%

(1)  Annualized for the six months ended June 30, 2000 and 1999.
(2)  Excludes gain on sale of real estate held for development.

                                                         At              At             At
                                                   June 30,    December 31,       June 30,
                                                       2000            1999           1999
                                                   ---------   -------------      ---------

   Weighted-average interest rates:
       Interest-earning assets:
         Loans receivable                             8.04%         7.88%        7.84%
         Securities                                   6.55%         6.22%        6.09%
         Other interest-earning assets                7.40%         5.03%        6.06%
             Total interest-earning assets            7.94%         7.66%        7.66%
       Interest-bearing liabilities:
         Interest-bearing deposits                    4.94%         4.53%        4.38%
         Borrowed funds                               6.13%         5.62%        5.21%
             Total interest-bearing liabilities       5.17%         4.84%        4.51%
       Interest-rate spread                           2.77%         2.82%        3.15%

Change in Financial Condition

Total assets increased $56.2 million or 9.5%, from $590.4 million at December 31, 1999 to $646.6 million at June 30, 2000, primarily as a result of an increase in loans receivable of $69.4 million, partially offset by a decrease in cash and cash equivalents of $13.3 million. Deposits increased $42.3 million from $429.3 million at December 31, 1999 to $471.6 million at June 30, 2000. The $1.9 million net increase in stockholders equity during the six months ended June 30, 2000 resulted from net income of $2.7 million, credits to equity totaling $348,000 related to the stock incentive plans and proceeds of $248,000 from stock options exercised and shares issued under the Company's Dividend Reinvestment Plan, partially offset by repurchases of the Company"s stock of $512,000, dividends paid of $862,000 and a $47,000 decrease in accumulated other comprehensive income (loss).

                               FFLC BANCORP, INC.

Results of Operations

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

                                                                     Three Months Ended June 30,
                                                                  2000                         1999
                                                     ----------------------------------------------------------
                                                                         Average                       Average
                                                      Average             Yield/    Average             Yield/
                                                      Balance   Interest   Cost     Balance   Interest   Cost
                                                      -------   -------- -------    -------   -------- -------
                                                                         ($ in Thousands)

Interest-earning assets:
    Loans receivable                                 $ 549,077   11,055    8.05%   $ 425,619     8,519  8.01%
    Securities                                          35,317      559    6.33       38,479       551  5.73
    Other interest-earning assets (1)                   14,518      248    6.83       18,825       247  5.25
                                                     ---------  -------            ---------   -------

       Total interest-earning assets                   598,912   11,862    7.92      482,923     9,317  7.72
                                                                -------                        -------

Noninterest-earning assets                              28,926                        21,492
                                                       -------                     ---------

       Total assets                                  $ 627,838                     $ 504,415
                                                     =========                     =========

Interest-bearing liabilities:
    NOW and money-market accounts                       83,281      545    2.62       65,603       390  2.38
    Savings accounts                                    20,540      106    2.06       22,483       119  2.12
    Certificates                                       341,003    4,768    5.59      280,530     3,647  5.20
    Advances from Federal Home Loan Bank                99,313    1,523    6.13       63,440       830  5.23
    Other borrowed funds                                 5,659       74    5.23        1,672        19  4.55
                                                     ---------  -------            ---------   -------

       Total interest-bearing liabilities              549,796    7,016    5.10      433,728     5,005  4.62
                                                                -------                        -------

Noninterest-bearing deposits                            13,629                        10,707
Noninterest-bearing liabilities                          7,338                         5,211
Stockholders' equity                                    57,075                        54,769
                                                     ---------                     ---------

       Total liabilities and
          stockholders' equity                       $ 627,838                     $ 504,415
                                                     =========                     =========

Net interest income                                             $ 4,846                        $ 4,312
                                                                =======                        =======

Interest-rate spread (2)                                                   2.82%                        3.10%
                                                                           ====                         ====

Net average interest-earning assets,
    net interest margin (3)                          $  49,116             3.24%   $  49,195            3.57%
                                                     =========             ====    =========            ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                  1.09                          1.11
                                                          ====                          ====

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

                                                                     Six Months Ended June 30,
                                                                 2000                          1999
                                                    ----------------------------------------------------------
                                                                         Average                       Average
                                                       Average            Yield/    Average             Yield/
                                                       Balance  Interest   Cost     Balance   Interest   Cost
                                                       -------  -------- -------    -------   -------- -------
                                                                          ($ in Thousands)

Interest-earning assets:
    Loans receivable                                 $ 531,334   21,310   8.02%    $ 413,691   16,605   8.03%
    Securities                                          35,956    1,131   6.29        39,028    1,116   5.72
    Other interest-earning assets (1)                   16,795      541   6.44        17,019      447   5.25
                                                     ---------  -------            ---------  -------

       Total interest-earning assets                   584,085   22,982   7.87       469,738   18,168   7.74
                                                                -------                       -------

Noninterest-earning assets                              28,850                        20,110
                                                     ---------                     ---------

       Total assets                                  $ 612,935                     $ 489,848
                                                     =========                     =========

Interest-bearing liabilities:
    NOW and money-market accounts                       81,066    1,073   2.65        61,967      721   2.33
    Savings accounts                                    20,856      208   1.99        22,587      235   2.08
    Certificates                                       332,297    9,103   5.48       272,392    7,140   5.24
    Advances from Federal Home Loan Bank                96,275    2,908   6.04        62,448    1,628   5.21
    Other borrowed funds                                 4,681      119   5.08         1,272       29   4.56
                                                     ---------  -------            ---------  -------

       Total interest-bearing liabilities              535,175   13,411   5.01       420,666    9,753   4.64
                                                                -------                       -------

Noninterest-bearing deposits                            12,996                         9,914
Noninterest-bearing liabilities                          8,158                         4,962
Stockholders' equity                                    56,606                        54,306
                                                     ---------                     ---------

       Total liabilities and stockholders' equity    $ 612,935                     $ 489,848
                                                     =========                     =========

Net interest income                                             $ 9,571                       $ 8,415
                                                                =======                       =======

Interest-rate spread (2)                                                  2.86%                         3.10%
                                                                          ====                          ====

Net average interest-earning assets,
    net interest margin (3)                          $  48,910            3.28%    $  49,072            3.58%
                                                     =========            ====     =========            ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                  1.09                          1.12
                                                          ====                          ====

(1) Includes interest-bearing deposits, federal funds sold and Federal Home Loan Bank stock.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is annualized net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended June 30, 2000 and 1999

General Operating Results. Net income for the three-month period ended June 30, 2000 was $1.4 million, or $.39 and $.38 per basic and diluted share, respectively, compared to $1.2 million, or $.34 and $.33 per basic and diluted share, respectively, for the comparable period in 1999. The increase in net income was primarily a result of an increase of $2.6 million in interest income, partially offset by increases of $2.0 million in interest expense and $229,000 in noninterest expense.

Interest Income. Interest income increased $2.6 million or 27.3%, from $9.3 million for the three-month period ended June 30, 1999 to $11.9 million for the three-month period ended June 30, 2000. The increase was due to a $116.0 million or 24.0% increase in average interest-earning assets outstanding for the three months ended June 30, 2000 compared to the 1999 period and an increase in the average yield on interest-earning assets from 7.72% for the three months ended June 30, 1999 to 7.92% for the three months ended June 30, 2000.

Interest Expense. Interest expense increased $2.0 million or 40.2%, from $5.0 million for the three-month period ended June 30, 1999 to $7.0 million for the three-month period ended June 30, 2000. The increase was due to increases of $76.2 million and $39.9 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $368.6 million outstanding during the three months ended June 30, 1999 to $444.8 million outstanding during the comparable period for 2000. Average borrowings increased from $65.1 million during the three months ended June 30, 1999 to $105.0 million for the comparable 2000 period. The average yield paid on interest-bearing liabilities increased from 4.62% for the three months ended June 30, 1999 to 5.10% for the comparable 2000 period.

Noninterest Income. Noninterest income increased $73,000 or 19.7% from $370,000 during the 1999 period to $443,000 during the 2000 period. The increase was mainly due to a $50,000 increase in deposit account fees.

Noninterest Expense. Noninterest expense increased by $229,000 or 8.9% from $2.6 million for the three-month period ended June 30, 1999 to $2.8 million for the three-month period ended June 30, 2000. The increase was primarily due to increases of $133,000 in salaries and employee benefits, $87,000 in occupancy expense and $65,000 in data processing expense related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $739,000 for the three-month period ended June 30, 1999 (an effective tax rate of 37.5%) to $861,000 (an effective tax rate of 38.5%) for the corresponding period in 2000.

                               FFLC BANCORP, INC.

        Comparison of the Six-Month Periods Ended June 30, 2000 and 1999

General Operating Results. Net income for the six-month period ended June 30, 2000 was $2.7 million, or $.76 and $.74 per basic and diluted share, respectively, compared to $3.0 million, or $.83 and $.80 per basic and diluted share, respectively, for the comparable period in 1999. Net income for the 1999 period included a gain on sale of real estate held for development of $886,000 ($553,000, net of tax). Without the 1999 gain on sale, net income for 2000 exceeded net income for the 1999 period by $282,000 or 11.7%. An increase in interest income of $4.8 million, partially offset by increases in interest expense of $3.6 million and noninterest expense of $611,000 contributed to net income in the current six month period.

Interest Income. Interest income increased $4.8 million or 26.5%, from $18.2 million for the six-month period ended June 30, 1999 to $23.0 million for the comparable period in 2000. The increase was due to a $114.3 million or 24.3% increase in average interest-earning assets outstanding for the six months ended June 30, 2000 compared to the 1999 period and an increase in the average yield earned on interest-earning assets from 7.74% for the six months ended June 30, 1999 to 7.87% for the six months ended June 30, 2000.

Interest Expense. Interest expense increased $3.6 million or 37.5%, from $9.8 million for the six-month period ended June 30, 1999 to $13.4 million for the six-month period ended June 30, 2000. The increase was due to increases of $77.3 million and $37.3 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $356.9 million outstanding during the six months ended June 30, 1999 to $434.2 million outstanding during the comparable period for 2000. Average borrowings increased from $63.7 million outstanding during the six months ended June 30, 1999 to $101.0 million for the comparable 2000 period. The average yield paid on interest-bearing liabilities increased from 4.64% for the six months ended June 30, 1999 to 5.01% for the comparable 2000 period.

Noninterest Income. Noninterest income for the six-month period ended June 30, 1999 exceeded noninterest income for the six-month period ended June 30, 2000 primarily as a result of the previously discussed pretax gain on sale of real estate held for development recognized during 1999.

Noninterest Expense. Noninterest expense increased by $611,000 or 12.4%, from $4.9 million for the six-month period ended June 30, 1999 to $5.5 million for the six-month period ended June 30, 2000. The increase was primarily due to increases in salaries and employee benefits of $341,000, occupancy expense of $174,000 and data processing expense of $149,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision decreased from $1.8 million for the six-month period ended June 30, 1999 (an effective tax rate of 38.1%) to $1.7 million (an effective tax rate of 38.9%) for the corresponding period for 2000.

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

   Not applicable

Item 3.  Default upon Senior Securities

   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders (the "Annual Meeting") of FFLC Bancorp, Inc. was held on May 4, 2000, to consider the election of three directors each for a term of three years and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 2000. At the Annual Meeting, incumbent Directors Joseph J. Junod, Claron D. Wagner and Paul K. Mueller were reelected. The terms of Directors H.D. Robuck, Jr., Stephen T. Kurtz, James P. Logan and Ted R. Ostrander, Jr. continued after the Annual Meeting.

     At the Annual Meeting, 3,099,446 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

     Proposal I.

     The election of three directors, each for a term of three years:

                                                                Abstentions
                                                                 and Broker
                             For         Withheld   Against        Nonvotes
                             ---         --------   -------     -----------

      Joseph J. Junod      3,084,077      15,369        -             -
                           =========      ======    ========      ========

      Claron D. Wagner     3,083,744      15,702        -             -
                           =========      ======    ========      ========

      Paul K. Mueller      3,084,077      15,369        -             -
                           =========      ======    ========      ========

                               FFLC BANCORP, INC.

   Proposal II:

   To ratify the appointment of Hacker, Johnson, Cohen & Grieb PA as the Company's independent auditors for the year ending December 31, 2000

                                                 Abstentions
                                                  and Broker
                 For        Withheld    Against     Nonvotes
                 ---        --------    -------  -----------

              3,081,975        -         5,938      11,533
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

    (b) Reports on Form 8-K.
        There were no reports on Form 8-K filed during the six months ended June 30, 2000.

                               FFLC BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FFLC BANCORP, INC.
                                     (Registrant)



Date:   July 25, 2000              By: /s/ Stephen T. Kurtz
       -----------------              ----------------------------
                                        Stephen T. Kurtz, President and Chief
                                         Executive Officer


Date:   July 25, 2000              By: /s/ Paul K. Mueller
       -----------------              ----------------------------
                                        Paul K. Mueller, Executive Vice
                                         President and Treasurer