Form 10-Q
period 2000-09-30
FFLC BANCORP INC
filed 2000-10-27
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from               to
                                      ---------------    ----------------


                         Commission file number 0-22608


                               FFLC BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                       59-3204891
-------------------------                           ----------------
(State or Other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                  Identification No.)



 800 North Boulevard West, Post Office Box 490420, Leesburg, Florida  34749-0420
 -------------------------------------------------------------------------------
              (Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code  (352) 787-3311
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


Common stock, par value $.01 per share      3,542,526 shares outstanding at
--------------------------------------              October 23, 2000
                                            --------------------------------

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

    Item 1. Financial Statements                                                      Page

        Condensed Consolidated Balance Sheets -
           at September 30, 2000 (unaudited) and at December 31, 1999...................2

        Condensed Consolidated Statements of Income -
           Three and Nine months ended September 30, 2000 and 1999 (unaudited)..........3

        Condensed Consolidated Statement of Stockholders' Equity -
           Nine months ended September 30, 2000 (unaudited).............................4

        Condensed Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2000 and 1999 (unaudited)..................5-6

        Notes to Condensed Consolidated Financial Statements (unaudited)..............7-9

        Review by Independent Certified Public Accountants.............................10

        Report on Review by Independent Certified Public Accountants...................11

    Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................................2-19

    Item 3.  Quantative and Qualitative Disclosures About Market Risk..................20

Part II. OTHER INFORMATION

    Item 1. Legal Proceedings..........................................................20

    Item 2. Changes in Securities......................................................20

    Item 3. Default upon Senior Securities.............................................20

    Item 5. Other Information..........................................................20

    Item 6. Exhibits and Reports on Form 8-K...........................................21

SIGNATURES ............................................................................22


                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                     ($ in thousands, except share amounts)


                                                                              At               At
                                                                         September 30,     December 31,
                                                                             2000             1999
                                                                             ----             ----
                                                                          (unaudited)
                   Assets
Cash and due from banks                                                   $  12,925          17,313
Interest-bearing deposits                                                    18,947          17,026
                                                                            -------        --------

                   Cash and cash equivalents                                 31,872          34,339
                                                                                                  -

Securities available for sale                                                37,891          36,909
Loans receivable, net of allowance for loan losses of $3,377 in 2000
       and $2,811 in 1999                                                   596,529         501,131
Accrued interest receivable                                                   3,684           2,815
Premises and equipment, net                                                  10,883           9,386
Foreclosed real estate                                                          356             400
Federal Home Loan Bank stock, at cost                                         5,750           4,950
Other assets                                                                  1,051             502
                                                                           --------       ---------

                   Total                                                  $ 688,016         590,432
                                                                            =======        ========

                   Liabilities and Stockholders' Equity

Liabilities:
       Noninterest-bearing demand deposits                                   13,473          11,100
       NOW and money-market accounts                                         85,702          77,293
       Savings accounts                                                      19,456          21,110
       Certificates                                                         384,733         319,771
                                                                            -------        --------

                   Total deposits                                           503,364         429,274
                                                                                                  -

Advances from Federal Home Loan Bank                                        115,000          99,000
Other borrowed funds                                                          6,901           3,914
Accrued expenses and other liabilities                                        4,622           2,607
                                                                          ---------       ---------

                   Total liabilities                                        629,887         534,795
                                                                            -------        --------

Stockholders' equity:
       Preferred stock, $.01 par value, 1,000,000 shares authorized,
             none outstanding                                                     -               -
       Common stock, $.01 par value, 9,000,000 shares authorized,
             4,479,217 in 2000 and 4,447,461 in 1999 shares issued               45              44
       Additional paid-in-capital                                            30,813          30,273
       Retained income                                                       46,249          43,539
       Accumulated other comprehensive income (loss)                           (140)           (182)
       Treasury stock, at cost (943,191 shares in 2000 and
             863,523 shares in 1999)                                        (18,759)        (17,721)
       Stock held by Incentive Plan Trusts                                      (79)           (316)
                                                                          ---------       ---------

                   Total stockholders' equity                                58,129          55,637
                                                                            -------        --------

                   Total                                                  $ 688,016         590,432
                                                                            =======        ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                     ($ in thousands, except share amounts)


                                                                    Three Months Ended             Nine Months Ended
                                                                      September 30,                  September 30,
                                                               --------------------------       -----------------------
                                                                2000               1999          2000            1999
                                                                ----               ----          ----            ----
Interest income:
       Loans receivable                                      $   11,894           9,030          33,204          25,635
       Securities available for sale                                580             544           1,711           1,245
       Securities held to maturity                                    -               -               -             415
       Other interest-earning assets                                359             227             900             674
                                                           ------------   -------------     -----------     -----------

                   Total interest income                         12,833           9,801          35,815          27,969
                                                            -----------    ------------      ----------      ----------

Interest expense:
       Deposits                                                   6,198           4,323          16,582          12,419
       Borrowed funds                                             1,815           1,042           4,842           2,699
                                                            -----------    ------------     -----------     -----------

                   Total interest expense                         8,013           5,365          21,424          15,118
                                                            -----------    ------------      ----------     -----------

                   Net interest income                            4,820           4,436          14,391          12,851

Provision for loan losses                                           210             150             670             500
                                                            -----------    ------------     -----------     -----------

                   Net interest income after provision
                          for loan losses                         4,610           4,286          13,721          12,351
                                                             ----------     -----------      ----------      ----------

Noninterest income:
       Deposit account fees                                         224             154             596             451
       Other service charges and fees                               179             165             538             596
       Gain on sale of real estate held for development               -               -               -             886
       Other                                                         10               -             124              45
                                                           ------------  --------------    ------------    ------------

                   Total noninterest income                         413             319           1,258           1,978
                                                            -----------    ------------     -----------      ----------

Noninterest expense:
       Salaries and employee benefits                             1,677           1,581           4,995           4,558
       Occupancy                                                    499             414           1,368           1,112
       Deposit insurance premiums                                    23              54              66             157
       Data processing                                              225             153             659             438
       Professional services                                         77              71             224             219
       Advertising and promotion                                     77              87             229             260
       Other                                                        310             282             894             834
                                                           ------------    ------------    ------------     -----------

                   Total noninterest expense                      2,888           2,642           8,435           7,578
                                                            -----------     -----------     -----------      ----------

Income before income taxes                                        2,135           1,963           6,544           6,751

                   Income taxes                                     828             739           2,543           2,562
                                                            -----------    ------------     -----------      ----------

Net income                                                   $    1,307           1,224           4,001           4,189
                                                            ===========     ===========     ===========      ==========

Basic income per share of common stock                       $      .37            . 35            1.13            1.18
                                                           ============    ============    ============     ===========

Weighted-average number of shares outstanding
       for basic                                              3,540,284       3,537,825       3,543,708       3,560,634
                                                              =========       =========       =========       =========

Diluted income per share of common stock                     $      .36             .33            1.10            1.13
                                                           ============    ============    ============    ============

Weighted-average number of shares outstanding
       for diluted                                            3,613,869       3,670,492       3,618,768       3,695,240
                                                              =========       =========       =========       =========

Dividends per share                                          $      .12             .11             .36             .33
                                                           ============    ============    ============    ============




See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

            Condensed Consolidated Statement of Stockholders' Equity

                Nine Months Ended September 30, 2000 (Unaudited)
                                ($ in thousands)


                                                                                                         Accumulated
                                                                                 Stock                      Other
                                                                                Held by                    Compre-
                                                      Additional               Incentive                   hensive        Total
                                            Common     Paid-In    Treasury        Plan       Retained      Income      Stockholders'
                                            Stock      Capital      Stock        Trusts       Income       (Loss)        Equity
                                           --------   ---------   ---------     --------      ------       -------      --------
Balance at December 31, 1999                $    44    30,273      (17,721)       (316)       43,539         (182)       55,637
                                                                                                                         ------

Comprehensive income:
  Net income (unaudited)                          -         -            -           -         4,001            -         4,001

Net change in unrealized loss
           on securities available for
           sale, net of income taxes
           of $25 (unaudited)                     -         -            -           -             -           42            42
                                                                                                                       --------

  Comprehensive income (unaudited)                                                                                        4,043
                                                                                                                       --------

Net proceeds from the issuance
  of 23,517 shares of common
  stock, stock options exercised
  (unaudited)                                     1       146            -           -             -            -           147

Net proceeds from the issuance
  of 8,239 shares of common
  stock under the Dividend
  Reinvestment Plan (unaudited)                   -       107            -           -             -            -           107

Dividends paid (unaudited)                        -         -            -           -        (1,291)           -        (1,291)

Purchase of treasury stock,
  79,668 shares (unaudited)                       -         -       (1,038)          -             -            -        (1,038)

Shares committed to participants
  in incentive plans (unaudited)                  -       287            -         237             -            -           524
                                               ----   -------     --------         ---     ---------       ------      --------

Balance at September 30, 2000
  (unaudited)                               $    45    30,813      (18,759)        (79)       46,249         (140)       58,129
                                                 ==    ======       ======         ===        ======          ===       =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                ($ in thousands)



                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                               ----------------------------
                                                                                                  2000             1999
Cash flows from operating activities:
       Net income                                                                              $   4,001           4,189
       Adjustments to reconcile net income
             to net cash provided by operations:
                   Provision for loan losses                                                         670             500
                   Depreciation                                                                      557             401
                   Credit for deferred income taxes                                                 (345)            (74)
                   Shares committed and dividends to incentive plan participants                     524             658
                   Net amortization of premiums or discounts on securities                            25              57
                   Net deferral of loan fees and costs                                               (78)           (197)
                   Gain on sale of foreclosed real estate                                            (10)            (27)
                   Gain on sale of real estate held for development                                    -            (886)
                   Increase in accrued interest receivable                                          (869)           (538)
                   Increase in other assets                                                         (549)           (250)
                   Increase in accrued expenses and other liabilities                              2,335           1,079
                                                                                                --------        --------

                                Net cash provided by operating activities                          6,261           4,912
                                                                                                --------        --------

Cash flows from investing activities:
       Proceeds from maturities and principal repayments on securities held to maturity                -           3,428
       Proceeds from maturities and principal repayments on securities available for sale          3,443           3,923
       Purchase of securities available for sale                                                  (4,383)         (7,373)
       Loan disbursements                                                                       (153,568)       (145,362)
       Principal repayments on loans                                                              57,079          59,843
       Purchase of premises and equipment, net                                                    (2,054)         (3,728)
       Purchase of Federal Home Loan Bank stock                                                     (800)         (1,650)
       Proceeds from sales of foreclosed real estate                                                 553             204
       Proceeds from sale of real estate held for development                                          -           1,008
                                                                                               ---------       ---------

                                Net cash used in investing activities                            (99,730)        (89,707)
                                                                                                 -------         -------


                                                                     (continued)
                                       6

                               FFLC BANCORP, INC.

                                ($ in thousands)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                            -----------------
                                                                                          2000              1999
                                                                                          ----              ----
Cash flows from financing activities:
       Net increase in deposits                                                           $ 74,090         49,385
       Net increase in advances from Federal Home Loan Bank                                 16,000         33,000
       Net increase in other borrowed funds                                                  2,987          1,793
       Issuance of common stock                                                                254            291
       Purchase of treasury stock                                                           (1,038)        (2,268)
       Dividends paid on common stock                                                       (1,291)        (1,207)
                                                                                           -------         ------

                          Net cash provided by financing activities                         91,002         80,994
                                                                                            ------         ------

Net decrease in cash and cash equivalents                                                   (2,467)        (3,801)

Cash and cash equivalents at beginning of period                                            34,339         22,928
                                                                                            ------         ------

Cash and cash equivalents at end of period                                                $ 31,872         19,127
                                                                                            ======         ======

Supplemental disclosures of cash flow  information:  Cash paid during the period for:
             Interest                                                                     $ 20,831         14,816
                                                                                            ======         ======

             Income taxes                                                                 $  2,745          2,573
                                                                                            ======        =======

       Noncash investing and financing activities:

             Accumulated other comprehensive income (loss), net change in unrealized
                   loss on securities available for sale, net of tax                      $     42            (31)
                                                                                         =========       ========

             Transfers from loans to foreclosed real estate                               $    707            340
                                                                                          ========       ========

             Loans originated on sales of foreclosed real estate                          $    208            197
                                                                                          ========       ========

             Loans funded by and sold to correspondent                                    $    555          6,882
                                                                                          ========        =======

             Transfer securities from held to maturity to available for sale
                   upon adoption of FAS 133                                                $     -         14,784
                                                                                        ==========         ======



See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.      Basis of  Presentation.  In the opinion of the  management  of FFLC
             Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000 and the results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

             The condensed consolidated financial statements include the accounts of FFLC Bancorp, Inc. (the "Holding Company"), its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Savings Bank") and the Savings Bank"s wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.      Loan Impairment  and Loan Losses.  The Company  prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

             An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                              Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                            --------------------         --------------------
                                             2000          1999           2000          1999
                                             ----          ----           ----          ----
            Beginning balance              $ 3,182         2,545         2,811         2,283
            Provision for loan losses          210           150           670           500
            Loans charged-off                  (20)          (51)         (115)         (158)
            Recoveries                           5             -            11            19
                                           -------      --------        ------        ------

            Ending balance                 $ 3,377         2,644         3,377         2,644
                                             =====         =====         =====         =====


         The following summarizes the amount of impaired loans, all of which are collateral dependent (in thousands):

                                                                 September 30,   December 31,
                                                                     2000           1999
                                                                     ----           ----
Loans identified as impaired:
       Gross loans with no related allowance for losses            $     -              -
       Gross loans with related allowance for losses recorded        1,280          1,348
       Less:  Allowances on these loans                               (192)          (202)
                                                                     -----         ------

Net investment in impaired loans                                   $ 1,088          1,146
                                                                   =======          =====

                                                                     (continued)
                                  8

                               FFLC BANCORP, INC.

2.      Loan Impairment and Loan Losses, Continued.The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):


                                                              Three              Nine
                                                           Months Ended      Months Ended
                                                           September 30,     September 30,
                                                               2000              2000
                                                               ----              ----
            Average net investment in impaired loans          $1,088             1,117
                                                              ======            ======

            Interest income recognized on impaired loans      $   12                26
                                                              ======            ======

            Interest income received on impaired loans        $   12                26
                                                              ======            ======


             No impaired loans were identified by the Company during the three or nine months ended September 30, 1999.

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


                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                     September 30,
                                                           --------------------------         -----------------------
                                                              2000             1999            2000             1999
                                                              ----             ----            ----             ----
Weighted-average shares of common stock issued
     and outstanding before adjustments for ESOP,
     RRP and common stock options                          3,564,592        3,614,739        3,581,168        3,650,701

Adjustment to reflect the effect of unallocated
     ESOP and RRP shares                                     (24,308)         (76,914)         (37,460)         (90,067)
                                                          ----------       ----------       ----------       ----------

Weighted-average common shares for basic
     income per share                                      3,540,284        3,537,825        3,543,708        3,560,634
                                                           =========        =========        =========        =========

Basic income per share                                    $      .37              .35             1.13             1.18
                                                          ==========    =============     ============      ===========

Total weighted-average common shares and
     equivalents outstanding for basic income
     per share computation                                 3,540,284        3,537,825        3,543,708        3,560,634

Additional dilutive shares using the average market
     value for the period utilizing the treasury stock
     method regarding stock options                           73,585          132,667           75,060          134,606
                                                          ----------       ----------      -----------        ---------

Weighted-average common shares and equivalents
     outstanding for diluted income per share              3,613,869        3,670,492        3,618,768        3,695,240
                                                           =========        =========        =========        =========

Diluted income per share                                  $      .36              .33             1.10             1.13
                                                          ==========    =============     ============     ============


                                                                     (continued)
                                       9

                               FFLC BANCORP, INC.

4.      Dividend  Reinvestment  Plan.  On  January  7,  2000,  the  Company
             established a Dividend Reinvestment Plan (the "Plan"). The Plan was approved by the Board of Directors on December 30, 1999 and is intended to provide stockholders of record of at least 50 shares with a convenient and economical way to automatically reinvest all or a portion of their cash dividends and to invest optional cash payments, subject to minimum and maximum purchase limitations, in additional shares of common stock. Stockholders pay no service charges or brokerage commissions for common stock purchased under the Plan. During the nine months ended September 30, 2000, 13,144 shares of common stock were purchased under this plan. Beginning June, 2000 the Company decided not to issue new shares but rather have their plan administrator purchase shares in the open market on an as needed basis.

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2000, and for the three- and nine-month periods ended September 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

        We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2000, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2000 and 1999, the related condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2000 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 6, 2000

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

                               FFLC BANCORP, INC.


Liquidity and Capital Resources
         The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At September 30, 2000, cash, amounts due from depository institutions and interest-bearing deposits, totaled $31.9 million.

         The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet this liquidity requirement. The Bank's liquidity ratio at September 30, 2000 exceeded the requirement.

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

         At September 30, 2000, the Bank had outstanding commitments to originate $8.2 million of loans and to fund the undisbursed portion of loans in process of approximately $15.3 million and undisbursed lines of credit of approximately $41.0 million. The Bank believes that it will have sufficient funds available to meet its commitments. At September 30, 2000, certificates of deposit which were scheduled to mature in one year or less totaled $278.6 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Bank.

         The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can require regulators to initiate certain mandatory-and possibly additional discretionary-actions that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


         As of September 30, 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts and percentages at September 30, 2000 are also presented in the table.

                                                                                         Minimum                 Capitalized
                                                                                       For Capital                For Prompt
                                                                                        Adequacy              Corrective Action
                                                           Actual                       Purposes                 Provisions
                                                    --------------------      --------------------       ----------------------
                                                         %        Amount         %       Amount             %          Amount
                                                    --------   ----------     ------   -----------       ------        ------
                                                                                ($ in thousands)
               Stockholders' equity,
                    and ratio to total
                    assets                            7.91%      $  54,419
               Less: investment in
                    nonincludable
                    subsidiary                                        (490)
               Add back: unrealized loss on
                    securities available for sale                        2
                                                               -----------

               Tangible capital,
                    and ratio to adjusted
                    total assets                      7.84%      $  53,931     1.5%       $ 10,318
                                                                 =========                ========

               Tier 1 (core) capital, and
                    ratio to adjusted total
                    assets                            7.84%      $  53,931     3.0%       $ 20,635         5.0%      $ 34,392
                                                    =======      =========                ========

               Tier 1 capital, and ratio
                    to risk-weighted assets          12.55%         53,931     4.0%       $ 17,187         6.0%      $ 25,781
                                                                                          ========                   ========

               Less: Nonincludable investment
                    in 80% land loans                                 (177)

               Tier 2 capital (allowance for
                    loan losses)                                     3,302
                                                                 ---------

               Total risk-based capital,
                    and ratio to risk-
                    weighted assets                  13.28%      $  57,056     8.0%       $ 34,374        10.0%      $ 42,968
                                                                   =======                ========                   ========

               Total assets                                      $ 688,323
                                                                 =========

               Adjusted total assets                             $ 687,835
                                                                 =========

               Risk-weighted assets                              $ 429,678
                                                                 =========

                               FFLC BANCORP, INC.

      The following table shows selected ratios for the periods ended or at the dates indicated:



                                                             Nine Months                       Nine Months
                                                                Ended           Year Ended        Ended
                                                            September 30,      December 31,    September 30,
                                                                2000              1999             1999
                                                          ---------------     -------------     -----------
        Average equity as a percentage
            of average assets                                  9.03%            10.45%            10.83%

        Total equity to total assets at end of period          8.45%             9.42%             9.96%

        Return on average assets (1) (2)                        .85%              .93%              .96%

        Return on average equity (1) (2)                       9.36%             8.88%             8.90%

        Noninterest expense to average assets (1)              1.78%             1.97%             2.01%

        Nonperforming assets to total assets
            at end of period                                    .42%              .47%              .23%

        Operating efficiency ratio (1) (2)                    53.90%            54.73%            54.35%


(1)  Annualized for the nine months ended September 30, 2000 and 1999.
(2)  Excludes gain on sale of real estate held for development.


                                                                     At               At                    At
                                                                September 30,     December 31,         September 30,
                                                                    2000             1999                  1999
                                                               ---------------  ---------------        -------------
     Weighted-average interest rates:
             Interest-earning assets:
                 Loans receivable                                     8.10%             7.88%               7.85%
                 Securities                                           6.62%             6.22%               6.23%
                 Other interest-earning assets                        6.89%             5.03%               6.11%
                          Total interest-earning assets               7.97%             7.66%               7.68%
             Interest-bearing liabilities:
                 Interest-bearing deposits                            5.21%             4.53%               4.45%
                 Borrowed funds                                       6.14%             5.62%               5.45%
                          Total interest-bearing liabilities          5.39%             4.84%               4.64%
             Interest-rate spread                                     2.58%             2.82%               3.04%


Change in Financial Condition

Total assets increased $97.6 million or 16.5%, from $590.4 million at December 31, 1999 to $688.0 million at September 30, 2000 primarily as a result of an increase in loans receivable of $95.4 million, partially offset by a decrease in cash and cash equivalents of $2.5 million. Deposits increased $74.1 million from $429.3 million at December 31, 1999 to $503.4 million at September 30, 2000. The $2.5 million net increase in stockholders equity during the nine months ended September 30, 2000 resulted from net income of $4 million, credits to equity totaling $524,000 related to the stock incentive plans and proceeds of $254,000 from stock options exercised and shares issued under the Company's Dividend Reinvestment Plan, partially offset by repurchases of the Company"s stock of $1 million and dividends paid of $1.3 million.

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

                                                                                 Three Months Ended September 30,
                                                               -------------------------------------------------------------------
                                                                             2000                             1999
                                                                ------------------------------------------------------------------
                                                                                       Average                             Average
                                                                 Average                Yield/    Average                   Yield/
                                                                 Balance   Interest      Cost     Balance   Interest         Cost
                                                                 -------   --------    --------   -------   --------      ---------
                                                                                          ($ in Thousands)
Interest-earning assets:
       Loans receivable                                          $580,948    11,894      8.19%   $453,385     9,030          7.97%
       Securities                                                  35,673       580      6.50      37,207       544          5.85
       Other interest-earning assets (1)                           20,656       359      6.95      15,507       227          5.86
                                                                 --------   -------              --------   -------

             Total interest-earning assets                        637,277    12,833       8.05    506,099     9,801          7.75
                                                                            -------               -------    ------

Noninterest-earning assets                                         28,994                          23,759
                                                                  -------                         -------

             Total assets                                        $666,271                        $529,858
                                                                 ========                        ========

Interest-bearing liabilities:
       NOW and money-market accounts                               82,315       546       2.65     69,077       424          2.46
       Savings accounts                                            19,722       107       2.17     22,005       127          2.31
       Certificates                                               369,952     5,545       6.00    289,801     3,772          5.21
       Advances from Federal Home Loan Bank                       109,902     1,736       6.32     74,750     1,017          5.44
       Other borrowed funds                                         6,052        79       5.22      1,982        25          5.05
                                                                 --------  --------             ---------   -------

             Total interest-bearing liabilities                   587,943     8,013       5.45    457,615     5,365          4.69
                                                                 --------  --------             ---------   -------

Noninterest-bearing deposits                                       14,011                          10,893
Noninterest-bearing liabilities                                     6,491                           6,468
Stockholders' equity                                               57,826                          54,882
                                                                 --------                       ---------

             Total liabilities and stockholders' equity          $666,271                        $529,858
                                                                 ========                        ========

Net interest income                                                        $  4,820                        $  4,436
                                                                           ========                        ========

Interest-rate spread (2)                                                                  2.60%                              3.06%
                                                                                          ====                               ====

Net average interest-earning assets, net interest margin (3)     $ 49,334                 3.03%  $ 48,484                    3.51%
                                                                 ========                 ====   ========                    ====

Ratio of average interest-earning assets to
       average interest-bearing liabilities                          1.08                            1.11
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



                                                                                Nine Months Ended September 30,
                                                             ----------------------------------------------------------------------
                                                                           2000                               1999
                                                             ----------------------------------------------------------------------
                                                                                      Average                              Average
                                                               Average                 Yield/    Average                    Yield/
                                                               Balance    Interest     Cost      Balance    Interest         Cost
                                                               -------    --------    -------    -------    --------       -------
                                                                                         ($ in Thousands)
Interest-earning assets:
       Loans receivable                                        $547,992     33,204      8.08%   $427,068      25,635         8.00%
       Securities                                                35,861      1,711      6.36      38,414       1,660         5.76
       Other interest-earning assets (1)                         18,092        900      6.63      16,509         674         5.44
                                                               --------     ------              --------      ------

             Total interest-earning assets                      601,945     35,815      7.93     481,991      27,969         7.74
                                                                                                              ------

Noninterest-earning assets                                       28,958                           21,451
                                                               --------                         --------

             Total assets                                      $630,903                         $503,442
                                                               ========                         ========

Interest-bearing liabilities:
       NOW and money-market accounts                             81,464      1,619      2.65      64,541       1,145          2.37
       Savings accounts                                          20,476        315      2.05      22,391         362          2.16
       Certificates                                             344,940     14,648      5.66     278,259      10,912          5.23
       Advances from Federal Home Loan Bank                     100,850      4,644      6.14      66,594       2,645          5.30
       Borrowed funds                                             5,141        198      5.14       1,478          54          4.87
                                                               --------     ------              --------      ------

             Total interest-bearing liabilities                 552,871     21,424      5.17     433,263      15,118          4.65
                                                                                                              ------

Noninterest-bearing deposits                                     13,354                           10,131
Noninterest-bearing liabilities                                   7,678                            5,550
Stockholders' equity                                             57,000                           54,498
                                                               --------                         --------

             Total liabilities and stockholders' equity        $630,903                         $503,442
                                                               ========                         ========

Net interest income                                                       $ 14,391                          $ 12,851
                                                                          ========                          ========

Interest-rate spread (2)                                                                2.76%                                 3.09%
                                                                                        ====                                  ====

Net average interest-earning assets, net interest margin (3)   $ 49,074                 3.19%   $ 48,728                      3.55%
                                                               ========                 ====    ========                      ====

Ratio of average interest-earning assets to
       average interest-bearing liabilities                        1.09                             1.11
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

                               FFLC BANCORP, INC.

        Comparison of the Three Months Ended September 30, 2000 and 1999


General Operating Results. Net income for the three-month period ended September
     30, 2000 was $1.3 million, or $.37 and $.36 per basic and diluted share, respectively, compared to $1.2 million, or $.35 and $.33 per basic and diluted share, respectively, for the comparable period in 1999. The increase in net income was primarily a result of an increase of $3.0 million in interest income, partially offset by increases of $2.6 million in interest expense and $246,000 in noninterest expense.

Interest Income.  Interest  income  increased  $3.0 million or 30.9%,  from $9.8 million for the three-month period ended September 30, 1999 to $12.8 million for the three-month period ended September 30, 2000. The increase was due to a $131.2 million or 25.9% increase in average interest-earning assets outstanding for the three months ended September 30, 2000 compared to the 1999 period and an increase in the average yield on interest-earning assets from 7.75% for the three months ended September 30, 1999 to 8.05% for the three months ended September 30, 2000.

Interest Expense.  Interest expense  increased $2.6 million or 49.4%,  from $5.4 million for the three-month period ended September 30, 1999 to $8.0 million for the three-month period ended September 30, 2000. The increase was due to increases of $91.1 million and $39.2 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $380.9 million outstanding during the three months ended September 30, 1999 to $472.0 million outstanding during the comparable period for 2000. Average borrowings increased from $76.7 million during the three months ended September 30, 1999 to $116.0 million for the comparable 2000 period. The average yield paid on interest-bearing liabilities increased from 4.69% for the three months ended September 30, 1999 to 5.45% for the comparable 2000 period.

Noninterest Income. Noninterest income increased $94,000 or 29.5% from $319,000 during the 1999 period to $413,000 during the 2000 period. The increase was mainly due to a $70,000 increase in deposit account fees.

Noninterest Expense. Noninterest expense increased by $246,000 or 9.3% from $2.6 million for the three-month period ended September 30, 1999 to $2.9 million for the three-month period ended September 30, 2000. The increase was primarily due to increases of $96,000 in salaries and employee benefits, $85,000 in occupancy expense and $72,000 in data processing expense related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $739,000 for the three-month period ended September 30, 1999 (an effective tax rate of 37.6%) to $828,000 (an effective tax rate of 38.8%) for the corresponding period in 2000.

                               FFLC BANCORP, INC.

     Comparison of the Nine-Month Periods Ended September 30, 2000 and 1999



General Operating Results.  Net income for the nine-month period ended September
     30, 2000 was $4.0 million, or $1.13 and $1.10 per basic and diluted share, respectively, compared to $4.2 million, or $1.18 and $1.13 per basic and diluted share, respectively, for the comparable period in 1999. Net income for the 1999 period included a gain on sale of real estate held for development of $886,000 ($553,000, net of tax). Without the 1999 gain on sale, net income for 2000 exceeded net income for the 1999 period by $365,000 or 10.0%. An increase in interest income of $7.8 million, partially offset by increases in interest expense of $6.3 million and noninterest expense of $857,000 contributed to the increase in net income during the current nine month period.

Interest Income. Interest income increased $7.8 million or 28.1%, from $28.0 million for the nine-month period ended September 30, 1999 to $35.8 million for the comparable period in 2000. The increase was due to a $120.0 million or 24.9% increase in average interest-earning assets outstanding for the nine months ended September 30, 2000 compared to the 1999 period and an increase in the average yield earned on interest-earning assets from 7.74% for the nine months ended September 30, 1999 to 7.93% for the nine months ended September 30, 2000.

Interest Expense.  Interest expense  increased $6.3 million or 41.7%, from $15.1 million for the nine-month period ended September 30, 1999 to $21.4 million for the nine-month period ended September 30, 2000. The increase was due to increases of $81.7 million and $37.9 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $365.2 million outstanding during the nine months ended September 30, 1999 to $446.9 million outstanding during the comparable period for 2000. Average borrowings increased from $68.1 million outstanding during the nine months ended September 30, 1999 to $106.0 million for the comparable 2000 period. The average yield paid on interest-bearing liabilities increased from 4.65% for the nine months ended September 30, 1999 to 5.17% for the comparable 2000 period.

Noninterest Income. Noninterest income for the nine-month period ended September
     30, 1999 exceeded noninterest income for the nine-month period ended September 30, 2000 primarily as a result of the previously discussed pretax gain on sale of real estate held for development recognized during 1999, partially offset by an increase of $145,000 in deposit account fees during the 2000 period.

Noninterest Expense. Noninterest expense increased by $857,000 or 11.3%, from $7.6 million for the nine-month period ended September 30, 1999 to $8.4 million for the nine-month period ended September 30, 2000. The increase was primarily due to increases in salaries and employee benefits of $437,000, occupancy expense of $256,000 and data processing expense of $221,000 related to the overall growth of the Company.

Income Tax Provision.  The income tax provision  decreased from $2.6 million for the nine-month period ended September 30, 1999 (an effective tax rate of 37.9%) to $2.5 million (an effective tax rate of 38.9%) for the corresponding period for 2000.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company"s net interest income and capital, while adjusting the Company"s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company"s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company"s market-risk exposure since December 31, 1999.

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

     There are no material pending legal proceeding to which FFLC Bancorp, Inc. or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.    Changes in Securities

     Not applicable

Item 3.    Default upon Senior Securities

     Not applicable

Item 5.    Other Information

     Not applicable

                               FFLC BANCORP, INC.



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

        *** Incorporated herein by reference into this document from the 1999 FFLC Bancorp, Inc. Form 10-K filed March 22, 2000.

        (b)     Reports on Form 8-K.

     b. There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                               FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FFLC BANCORP, INC.
                               (Registrant)






Date:  October 26, 2000      By: /s/ Stephen T. Kurtz
      -------------------       ------------------------------------------------
                                 Stephen T. Kurtz, President and Chief Executive
                                  Officer





Date:  October 26, 2000      By: /s/ Paul K. Mueller
      -------------------       ------------------------------------------------
                                Paul K. Mueller, Executive Vice President and
                                    Treasurer