Form 10-K
period 2000-12-31
FFLC BANCORP INC
filed 2001-03-22
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2000 Commission File Number 0-22608


                               FFLC BANCORP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                  59-3204891
-------------------------                                     ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $48,618,472 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 13, 2001.

The Registrant had 3,534,590 shares outstanding as of March 13, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000. (Part II and IV)

2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                      INDEX

PART I                                                                      Page
                                                                            ----
Item I.   Description of Business

                         Business                                              3
                         Market Area and Competition                           3
                         Market Risk                                           4
                         Lending Activities                                  4-9
                         Asset Quality                                      9-14
                         Investment Activities                                15
                         Mortgage-Backed Securities                        15-16
                         Investment Securities                             16-17
                         Sources of Funds                                  18-20
                         Borrowings                                           21
                         Subsidiary Activities                                21
                         Personnel                                            22
                         Regulation and Supervision                        22-28
                         Federal and State Taxation                        29-30

Item 2.   Properties                                                          31

Item 3.   Legal Proceedings                                                   32

Item 4.   Submission of Matters to a Vote of Security Holders                 32

PART II

Item 5.   Market for Registrant's Common Equity and Related
                                       Stockholder Matters                    32

Item 6.   Selected Financial Data                                             32

Item 7.   Management's Discussion and Analysis of Financial Condition
                                       and Results of Operations              32

Item 8.   Financial Statements and Supplementary Data                         32

Item 9.   Change In and Disagreements with Accountants on
                                       Accounting and Financial Disclosure    32

PART III

Item 10.  Directors and Executive Officers of the Registrant                  32

Item 11.  Executive Compensation                                              32

Item 12.  Security Ownership of Certain Beneficial Owners and Management      33

Item 13.  Certain Relationships and Related Transactions                      33

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     34

SIGNATURES                                                                    35

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Business

FFLC Bancorp, Inc., ("FFLC" or the "Company") was incorporated in Delaware on September 16, 1993, and acquired First Federal Savings Bank of Lake County (the "Bank") in connection with the Bank's conversion to stock form on January 4, 1994. The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") which transacts its business through its subsidiary, the Bank. At December 31, 2000, the Company had total assets of $711.5 million and stockholders' equity of $59.3 million.

The Bank was established in 1934 as a federally-chartered mutual savings and loan association. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2000, the Bank had total assets of $711.5 million and stockholders' equity of $56.1 million.

The principal business of the Bank is attracting retail deposits from the general public and investing those deposits, together with payments and repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family, owner-occupied homes, commercial real estate loans and securities, and, to a lesser extent, construction, commercial, consumer and other loans, and multi-family residential mortgage loans. In addition, the Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Bank's revenues are derived principally from interest on its loans and mortgage-backed securities portfolios and interest and dividends on its investment securities.

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

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, and to adjust the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability management to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

Lending Activities

Loan Portfolio. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2000, the Bank's total gross loans outstanding were $630.4 million, of which $409.6 million or 64.96% of the Bank's total loan portfolio were one-to-four-family residential first mortgage loans. Of the one-to-four-family residential mortgage loans outstanding at that date, 34.80% were fixed rate loans and 65.20% were adjustable-rate ("ARM") loans. At the same date, commercial real estate loans and other loans on improved real estate totaled $79.7 million, or 12.65% of the Bank's total loan portfolio; construction (excluding construction/permanent loans) and land loans totaled $13.0 million or 2.06% of the Bank's total loan portfolio; and multi-family mortgage loans totaled $17.6 million or 2.79% of the Bank's total loan portfolio. Consumer, commercial and other loans held by the Bank, which principally consist of home equity loans, deposit, consumer, commercial and other loans, totaled $110.5 million or 17.53% of the Bank's total loan portfolio at December 31, 2000.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated:


                                                       1996                  1997                    1998
                                                ---------------       -----------------        ----------------
                                                          % of                    % of                     % of
                                                Amount    Total       Amount      Total        Amount     Total
                                                ------    -----       ------      -----        ------     -----
                                                                   (Dollars in thousands)
Mortgage loans:
        One-to-four-family                    $ 191,788   80.95%     $ 245,524    74.64%     $ 283,372   70.59%
        Construction and land                     5,489    2.32%         3,528     1.07%        11,683    2.91%
        Multi-family                              4,180    1.76%         4,464     1.36%         8,165    2.04%
        Commercial real estate
                and other                        13,565    5.73%        37,975    11.54%        44,211   11.01%
                                                -------  ------        -------    ------       -------  ------

                      Total mortgage
                           loans                215,022   90.76%       291,491    88.61%       347,431   86.55%

Consumer loans                                   21,899    9.24%        32,834     9.98%        43,490   10.83%
Commercial loans                                     --      --          4,632     1.41%        10,532    2.62%
                                               --------  ------      ---------                 -------  ------

                      Total loans
                           receivable (1)       236,921  100.00%       328,957   100.00%       401,453  100.00%
                                                         ======                  ======                 ======

Less:
        Loans in process                         (8,007)               (12,253)                (10,637)
        Unearned discounts,
                premiums and
                deferred loan fees,
                net                                  97                    333                     526
        Allowance for loan losses                (1,063)                (1,684)                 (2,283)
                                                -------               --------               ---------

                      Loans receivable,
                           net                $ 227,948              $ 315,353               $ 389,059
                                                =======                =======                 =======

(1)  Total loans receivable
        outstanding by department
        consists of the following:
                Residential                                          $ 253,159    76.96%     $ 287,874    71.71%
                Commercial                                              42,964    13.06%        70,089    17.46%
                Consumer                                                32,834     9.98%        43,490    10.83%
                                                                       -------  -------        -------    ------

                                                                     $ 328,957   100.00%     $ 401,453    100.00%
                                                                       =======   ======        =======    ======



                                                      1999                       2000
                                                 --------------            ----------------
                                                          % of                        % of
                                                 Amount   Total            Amount     Total
                                                 ------   -----            ------     -----

        One-to-four-family                    $ 354,317   68.28%       $ 409,600      64.97%
        Construction and land                    11,861    2.29%          13,006       2.06%
        Multi-family                             13,394    2.58%          17,602       2.79%
        Commercial real estate
                and other                        61,052   11.76%          79,729      12.65%
                                                -------  ------         --------     ------

                      Total mortgage
                           loans                440,624   84.91%         519,937      82.47%

Consumer loans                                   64,042   12.34%          95,824      15.20%
Commercial loans                                 14,285    2.75%          14,677       2.33%
                                                -------  ------          -------    -------

                      Total loans
                           receivable (1)       518,951  100.00%         630,438     100.00%
                                                =======                  =======

Less:
        Loans in process                        (15,907)                 (12,128)
        Unearned discounts,
                premiums and
                deferred loan fees,
                net                                 668                      726
        Allowance for loan losses                (2,811)                  (3,552)
                                                -------                 --------

                      Loans receivable,
                           net                $ 500,901                $ 615,484
                                                =======                  =======

(1)  Total loans receivable
        outstanding by department
        consists of the following:
                Residential                   $ 353,422   68.10%       $ 404,494      64.16%
                Commercial                      101,487   19.56%         130,120      20.64%
                Consumer                         64,042   12.34%          95,824      15.20%
                                                -------  ------          -------     ------

                                              $ 518,951  100.00%       $ 630,438     100.00%
                                                =======  ======          =======     ======

Purchase of Mortgage Loans. From time to time, the Bank purchases mortgage loans originated by other lenders but has not purchased any mortgage loans in recent years. At December 31, 2000, $1.5 million, or .24% of the Bank's total loan portfolio consisted of purchased mortgage loans or loan participations. Purchased mortgage loans consist primarily of one-to-four-family residential mortgage loans.

Secondary Market Activities. The Bank participates in the secondary market through a correspondent relationship, originating loans (primarily 30-year fixed-rate loans) which are funded by the investor correspondent. Funding by the correspondent eliminates the Bank's interest-rate risk on such loans. Such loans are closed on the Bank's documents with funds provided by the investor correspondent at closing with all credit conditions established by the investor correspondent being satisfied prior to the issuance of a loan commitment. The Bank receives a fee for originating, processing and closing the loans and reports the loans to the OTS as loans originated and sold. In the year ended December 31, 2000, such loans amounted to $1.1 million or .9% of total mortgage loans originated.

Loan Originations, Sales and Principal Repayments. The following table sets forth the Bank's loan originations, sales and principal repayments for the periods indicated.

                                                                       Year Ended December 31,
                                                              ----------------------------------------
                                                                 1998           1999            2000
                                                                 ----           ----            ----
                                                                            (In thousands)
Mortgage loans (gross):
        At beginning of year                                  $ 291,491        347,431        440,624
        Mortgage loans originated:
                One-to-four-family                              107,418        136,456        106,209
                Construction and land                             1,193          2,387          3,457
                Multi-family                                        634          1,037          3,800
                Commercial real estate                           10,230         14,345          9,950
                                                              ---------      ---------      ---------

                      Total mortgage loans originated           119,475        154,225        123,416

        Mortgage loans purchased                                     --             --             --
                                                              ---------      ---------      ---------

                      Total mortgage loans originated and
                                        purchased               119,475        154,225        123,416

        Transfer of loans to real estate owned                     (193)          (425)          (826)
        Principal repayments                                    (54,959)       (53,619)       (42,156)
        Sales of loans (1)                                       (8,383)        (6,988)        (1,121)
                                                              ---------      ---------      ---------

                      At end of year                          $ 347,431        440,624        519,937
                                                              =========      =========      =========

Consumer loans (gross):
        At beginning of year                                     32,834         43,490         64,042
        Loans originated                                         27,264         40,873         60,214
        Principal repayments                                    (16,608)       (20,321)       (28,432)
                                                              ---------      ---------      ---------

                      At end of year                          $  43,490         64,042         95,824
                                                              =========      =========      =========

Commercial loans (gross):
        At beginning of year                                      4,632         10,532         14,285
        Loans originated                                         13,055          6,924          5,632
        Principal repayments                                     (7,155)        (3,171)        (5,240)
                                                              ---------      ---------      ---------

                      At end of year                          $  10,532         14,285         14,677
                                                              =========      =========      =========



(1) Represents  loans  originated  for  and  funded  by  correspondents  of $8.4
    million,   $7.0  million  and  $1.1   million  for  1998,   1999  and  2000,
    respectively.

Maturities of Loans. The following table shows the contractual maturities of the Bank's loan portfolio at December 31, 2000. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on the Bank's loans totaled $77.8 million, $77.1 million and $74.7 million for the years ended December 31, 1998, 1999 and 2000, respectively.


                                              Mortgage Loans
                                              --------------
                                              One-to-                                                      Total
                                               Four-                        Commercial      Consumer       Loans
                                              Family           Other          Loans          Loans       Receivable
                                              ------           -----          -----          -----       ----------
                                                                         (In thousands)
 Amounts due:
        Within 1 year                        $   3,120         10,118          1,531          5,413         20,182
                                             ---------      ---------      ---------      ---------      ---------

        1 to 3 years                             2,154         24,200          6,330         17,747         50,431
        3 to 5 years                             2,341          9,201          5,715         33,720         50,977
        5 to 10 years                            9,914         12,317          1,101         16,398         39,730
        10 to 20 years                          62,925         39,918             --         22,546        125,389
        Over 20 years                          329,146         14,583             --             --        343,729
                                             ---------      ---------      ---------      ---------      ---------

        Total due after 1 year                 406,480        100,219         13,146         90,411        610,256
                                             ---------      ---------      ---------      ---------      ---------

        Total amounts due                      409,600        110,337         14,677         95,824        630,438

        Loans in process                       (12,046)            --             --            (82)       (12,128)
        Net deferred loan fees and costs           726             --             --             --            726
        Allowance for loan losses                 (609)        (1,909)          (326)          (708)        (3,552)
                                             ---------      ---------      ---------      ---------      ---------

Loans receivable, net                        $ 397,671        108,428         14,351         95,034        615,484
                                             =========      =========      =========      =========      =========


Loans Due After December 31, 2001. The following table sets forth at December 31, 2000, the dollar amount of all loans due or scheduled to reprice after December 31, 2001, classified according to whether such loans have fixed or adjustable interest rates.

                                              Due after December 31, 2001
                                              ---------------------------
                                            Fixed      Adjustable      Total
                                            -----      ----------      -----
                                                      (In thousands)
     Mortgage loans:
             One-to-four-family           $141,263      265,217      406,480
             Construction and land           3,677        5,381        9,058
             Multi-family                    2,305       13,508       15,813
             Commercial real estate         25,878       49,470       75,348

     Consumer loans                         80,936        9,475       90,411
     Commercial loans                        5,829        7,317       13,146
                                          --------     --------     --------

                     Total                $259,888      350,368      610,256
                                          ========     ========     ========

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

In the years ended December 31, 1998, 1999 and 2000, the Bank's total mortgage loan originations amounted to $119.5 million, $154.2 million and $123.4 million, respectively, of which $107.4 million, $136.5 million and $106.2 million, respectively, were secured by one-to-four-family properties.

At December 31, 2000, 64.96% of total loans receivable consisted of one-to-four-family residential loans, of which 65.20% were ARM loans. The Bank's ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. The Bank offers one-, three-, and five-year ARM loans which adjust by a maximum of 2% per adjustment period, with lifetime caps on increases of 5% to 6%, depending upon the program chosen.

The Bank's policy on one-to-four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan, or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%.

Commercial and Multi-Family Real Estate Lending. As of December 31, 2000, $79.7 million, or 12.65% of the Bank's total loan portfolio consisted of commercial real estate loans and $17.6 million, or 2.79% of the Bank's total loan portfolio, consisted of multi-family residential loans.

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

Commercial Loans. As of December 31, 2000, $14.7 million or 2.33% of the Bank's total loan portfolio, consisted of commercial loans.

Construction and Land Loans. The Bank originates loans to finance the construction of one-to-four-family homes and, to a much lesser extent, originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At December 31, 2000, construction (excluding construction/permanent loans) and land loans totaled $13.0 million or 2.06% of the Bank's total loan portfolio.

At December 31, 2000, the Bank had loans in process (undisbursed loan proceeds of construction loans) of $12.1 million which were mainly secured by residential mortgages. The Bank makes residential construction loans to homeowners on a long-term basis with amortization beginning at the conclusion of construction, usually a period of about six months. Such loans are carried in the one-to-four-family category and are not separately classified as construction loans. Residential construction loans to builders are carried in the construction and land category.

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

Consumer Lending. At December 31, 2000, $95.8 million or 15.20% of the Bank's total loan portfolio consisted of consumer loans, including home equity loans of $28.4 million, lines of credit of $9.5 million, direct auto and truck loans of $12.8 million, indirect auto and truck loans of $20.8 million, home improvement loans and other secured consumer loans of $13 million, lot loans of $10.4 million and unsecured personal loans of $933,000.


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

At December 31, 1998, 1999 and 2000, delinquencies in the Bank's loan portfolio were as follows:


                                                  At December 31, 1998                          At December 31, 1999
                                        -----------------------------------------  ------------------------------------------------
                                             60-89 Days         90 Days or More          60-89 Days               90 Days or More
                                        -------------------   -------------------  -----------------------    ---------------------
                                        Number    Principal   Number    Principal    Number    Principal      Number     Principal
                                         of        Balance     of       Balance       of        Balance        of         Balance
                                        Loans     of Loans    Loans     of Loans     Loans     of Loans       Loans      of Loans
                                        -----     --------    -----     --------     -----     --------       -----      --------
One-to-four-family                         --     $   --          3     $   87            3     $  107            5       $  561
Construction and land                      --         --          6        343            1         36            1          172
Multi-family                               --         --         --         --           --         --            1          119
Commercial real estate                     --         --         --         --           --         --            1        1,348
                                       ------     ------     ------     ------       ------     ------       ------       ------

               Total mortgage loans        --         --          9        430            4        143            8        2,200

Consumer loans                              4         40          3         14            7         75           13          162
Other loans                                --         --         --         --           --         --           --           --
                                       ------     ------     ------     ------       ------     ------       ------       ------

               Total loans                  4     $   40         12     $  444           11     $  218           21       $2,362
                                       ======     ======     ======     ======       ======     ======       ======       ======

Delinquent loans to total loans                      .01%                  .11%                    .04%                      .46%
                                                  ======                ======    ======        ======                    ======



                                               At December 31, 2000
                                     -------------------------------------------
                                          60-89 Days         90 Days or More
                                     -------------------   --------------------
                                     Number  Principal      Number    Principal
                                      of      Balance        of        Balance
                                     Loans   of Loans       Loans     of Loans
                                     -----   --------       -----     --------
                                             (Dollars in thousands)

One-to-four-family                       5    $  427           10      $  980
Construction and land                   --        --            2         213
Multi-family                            --        --           --          --
Commercial real estate                  --        --            1       1,279
                                    ------    ------       ------      ------

               Total mortgage loans      5       427           13       2,472

Consumer loans                           3        32            2           8
Other loans                              3       260            1          30
                                    ------    ------       ------      ------

               Total loans              11    $  719           16      $2,510
                                    ======    ======       ======      ======

Delinquent loans to total loans                  .11%                    .40%
                                              ======                   ======

Nonperforming Assets. The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.


                                                                   At December 31,
                                                ----------------------------------------------------
                                                1996         1997        1998        1999       2000
                                                ----         ----        ----        ----       ----
                                                                (Dollars in thousands)
Nonaccrual mortgage loans                      $  613         242         434         853       1,193

Nonaccrual commercial and consumer loans           53          --          10       1,509       1,317
                                               ------      ------      ------      ------      ------

Total nonperforming loans                         666         242         444       2,362       2,510

Real estate owned                                 361         507         366         400         276
                                               ------      ------      ------      ------      ------

                Total nonperforming assets     $1,027         749         810       2,762       2,786
                                               ======      ======      ======      ======      ======

Nonperforming loans to total loans                .28%        .07%        .11%        .46%        .40%
                                               ======      ======      ======      ======      ======

Total nonperforming assets to total assets        .30%        .19%        .17%        .47%        .39%
                                               ======      ======      ======      ======      ======


At December 31, 2000, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $2.5 million, $2.4 million and $444,000 at December 31, 2000, 1999 and 1998, respectively. For the year ended December 31, 2000, interest income that would have been recorded under the original terms of nonaccrual loans at December 31, 2000 and interest income actually recognized is summarized below (in thousands):


        Interest income that would have been recorded     $ 323
        Interest income recognized                          (93)
                                                           ----

        Interest income foregone                          $ 230
                                                           ====

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

                                           Special Mention        Substandard
                                           Number   Amount      Number    Amount
                                           ------   ------      ------    ------
                                                  (Dollars in thousands)
At December 31, 2000:
Loans                                       10     $1,829         20     $2,923

Real estate owned:
        One-to-four-family properties       --         --          3        208

        Other                               --         --          6         68
                                        ------     ------     ------     ------

                Total                       10     $1,829         29     $3,199
                                        ======     ======     ======     ======

At December 31, 1999:
Loans                                       10      1,090         25      3,014

Real estate owned:
        One-to-four-family properties       --         --          8        389

        Other                               --         --          1         11
                                        ------     ------     ------     ------

                Total                       10     $1,090         34     $3,414
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

                                                        At or For the Year Ended December 31,
                                            -------------------------------------------------------------
                                            1996           1997          1998           1999         2000
                                            ----           ----          ----           ----         ----
                                                                (Dollars in thousands)
Balance at beginning of year               $   977         1,063         1,684         2,283         2,811
Provision for loan losses                      107           649           682           719           880
Charge-offs:
        One-to-four-family                      (9)          (12)          (80)           --           (58)
        Construction and land                   --            --            --           (44)           --
        Multi-family                            --            --            --            --            --
        Commercial real estate                  --            --            --            --            --
        Commercial and consumer loans          (12)          (16)           (6)         (166)          (99)
                                           -------       -------       -------       -------       -------

        Total charge-offs by category          (21)          (28)          (86)         (210)         (157)

Recoveries                                      --            --             3            19            18
                                           -------       -------       -------       -------       -------

Balance at end of year                     $ 1,063         1,684         2,283         2,811         3,552
                                           =======       =======       =======       =======       =======


The following table sets forth the ratios of the Bank's charge-offs and allowances for losses for the years indicated.


                                                       1996          1997        1998         1999         2000
                                                       ----          ----        ----         ----         ----
Net charge-offs during the year
        as a percentage of average loans
        outstanding during the year                     .01%         .01%         .03%         .04%         .03%

Allowance for loan losses as a
        percentage of gross loans receivable
        at end of year                                  .45%         .51%         .57%         .54%         .56%

Allowance for loan losses as a
        percentage of total nonperforming
        assets at end of year                        103.51%      224.83%      281.85%      101.77%      127.49%

Allowance for loan losses as a
        percentage of nonperforming loans
        at end of year                               159.61%      695.87%      514.19%      119.01%      141.51%

The following table sets forth the Bank's specific and general allowance for possible loan losses by type of loan for the years indicated.

                                                                              At December 31,
                                  -------------------------------------------------------------------------------------------------
                                        1996                  1997                 1998                1999               2000
                                  -----------------     ----------------     ----------------    ---------------     --------------
                                             % of                 % of                % of               % of                % of
                                           Loans to             Loans to            Loans to           Loans to             Loans to
                                            Total                Total               Total               Total               Total
                                    Amount  Loans       Amount   Loans       Amount  Loans      Amount   Loans      Amount   Loans
                                    ------  -----       ------   -----       ------  -----      ------   -----      ------   -----
                                                                         (Dollars in thousands)
At end of year allocated to:
        One-to-four-family       $  302     80.95%     $  507    74.64%     $  575   70.59%     $  528   68.28%     $  609   64.97%
        Construction and land       152      2.32         240     1.07         338    2.91         408    2.29         423    2.06
        Multi-family                169      1.76         268     1.36         295    2.04         301    2.58         488    2.79
        Commercial real estate      165      5.73         383    11.54         565   11.01         750   11.76         998   12.65
        Consumer loans              275      9.24         229     9.98         304   10.83         447   12.34         708   15.20
        Commercial loans             --        --          57     1.41         206    2.62         377    2.75         326    2.33
                                 ------    ------      ------   ------      ------  ------      ------  ------      ------  ------

                Total            $1,063    100.00%     $1,684   100.00%     $2,283  100.00%     $2,811  100.00%     $3,552  100.00%
                                 ======    ======      ======   ======      ======  ======      ======  ======      ======  ======

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

Mortgage-Backed Securities

The Bank invests in collateralized mortgage obligations ("CMOs") and mortgage-backed securities such as government pass-through certificates. At December 31, 2000, the Bank's mortgage-backed securities portfolio totaled $14.4 million, or 2.02% of total assets. The mortgage-backed securities are not due at a single maturity date, and accordingly, contractual maturity information is not presented herein. CMOs, net of related premiums and discounts, totaled $942,000 or 6.54% of total mortgage-backed securities.

CMOs are typically issued by a special purpose entity, which may be organized in any of a variety of legal forms, such as a trust, a corporation or a partnership. The entity combines pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into different "tranches" or "classes" of securities, thereby creating more predictable average lives for each tranch or class than is provided by the underlying pass-through pools. Under this structure, all principal repayments from the various mortgage pools can be allocated to a mortgage-related securities class or classes structured to have priority until it has been paid off. Thus, these securities are designed to address the reinvestment concerns associated with mortgage-backed security pass-throughs, namely that they tend to pay off more rapidly when interest rates fall. The Bank's CMOs have coupon rates ranging from 7.25% to 7.56% and had a weighted average yield of 7.36% at December 31, 2000.

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

These  mortgage-backed  securities  totaled  $13.4  million  or  93.46% of total
mortgage-backed   securities.   Other  mortgage-backed   securities  consist  of
pass-through certificates issued by the FNMA, FHLMC or GNMA.

The following table sets forth mortgage-backed security purchases, sales, amortization and repayments during the periods indicated:

                                                   Year Ended December 31,
                                           ------------------------------------
                                              1998         1999          2000
                                              ----         ----          ----
                                                      (In thousands)

At beginning of year                        $ 38,291       24,784       17,490
Purchases                                      6,025           --        1,005
Amortization and repayments                  (19,553)      (7,334)      (4,096)
Change in unrealized loss on securities
        available for sale                        21           40           (5)
                                            --------     --------     --------

                At end of year              $ 24,784       17,490       14,394
                                            ========     ========     ========

Investment Securities

At December 31, 2000, the Bank held $28.4 million in investment securities, all of which were classified available for sale, consisting of $18.0 million in U.S. Government and agency securities, $9.0 million in mutual funds and $1.4 million in other investment securities. In addition, the Bank holds $14.4 million in interest-earning deposits and $6.2 million of FHLB of Atlanta stock.

The following table sets forth certain information regarding the amortized cost and market values of the Bank's interest-earning deposits, FHLB stock and investment securities at the dates indicated:

                                                                                    At December 31,
                                                       ------------------------------------------------------------------------
                                                                1998                    1999                       2000
                                                       ---------------------    ---------------------      --------------------
                                                       Amortized      Market    Amortized      Market      Amortized     Market
                                                         Cost         Value       Cost         Value         Cost        Value
                                                       --------      -------    --------      -------      -------      -------
                                                                                  (In thousands)
Interest-earning deposits                              $13,413       13,413       17,026       17,026       14,445       14,445
                                                       =======      =======      =======      =======      =======      =======

FHLB stock                                             $ 2,800        2,800        4,950        4,950        6,150        6,150
                                                       =======      =======      =======      =======      =======      =======

Investment securities:
        Held-to-maturity:
                SBA-related investment securities      $ 2,320        2,366           --           --           --           --
                                                       =======      =======      =======      =======      =======      =======

        Available-for-sale:
                U.S. Government and
                        agency securities                4,036        4,058        8,998        8,919       17,849       17,968
                Other investment securities                 97           99        1,666        1,671        1,365        1,376
                Investment in mutual funds               9,238        9,131        9,065        8,829        9,130        8,979
                                                       -------      -------      -------      -------      -------      -------

                Total available-for-sale               $13,371       13,288       19,729       19,419       28,344       28,323
                                                       =======      =======      =======      =======      =======      =======

The following table sets forth information concerning the amortized cost and weighted average yields by maturity on investment securities and FHLB stock at December 31, 2000.

                                                                             Due After                     Due After
                                                                            One Through                   Five Through
                                          Due Within One Year                Five Years                     10 Years
                                        ----------------------       ------------------------        ----------------------
                                                    Annualized                     Annualized                    Annualized
                                                     Weighted                       Weighted                      Weighted
                                        Amortized    Average         Amortized       Average         Amortized    Average
                                          Cost        Yield            Cost          Yield             Cost        Yield
                                       ----------    -------         ---------   ------------        --------    ---------
                                                                        (Dollars in thousands)
FHLB stock (no
        defined maturity)              $ 6,150        7.75%
                                       =======        ====
Investment securities:
       U.S. Government
               and agency
               obligations             $ 4,994        5.79%           $12,855         5.81%          $  --           -- %
       Other investment
               securities                   --                             --           --              --           --
       Mutual funds (no
        defined maturity)                9,130        6.44%                --           --              --           --
                                         -----       -----            -------      -------          ------       ------
               Total investment
                       securities      $14,124        6.21%           $12,855         5.81%          $  --           -- %
                                       =======      =======           =======         =====          =====        =====


                                              Due After
                                              10 Years                      Total
                                      ------------------------     -----------------------
                                                   Annualized
                                                    Weighted                   Approximate
                                       Amortized    Average        Amortized      Market
                                          Cost       Yield            Cost         Value
                                      ----------  -----------      ----------   ----------
FHLB stock (no
        defined maturity)                                            $ 6,150      $ 6,150
                                                                     =======      =======

Investment securities:
       U.S. Government
               and agency

               obligations                $  --       -- %           $17,849       17,968

       Other investment
               securities                 1,365     7.63%              1,365        1,376

       Mutual funds (no
        defined maturity)                    --       --               9,130        8,979


               Total investment
                       securities       $ 1,365     7.63%            $28,344      $28,323
                                        =======  =========           =======      =======

Sources of Funds

General. Repayments and maturities of mortgage-backed and investment securities, loan repayments, deposits and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest-bearing checking, NOW checking, money market and certificate accounts. Of the deposit accounts at December 31, 2000, $41.0 million or 7.91% consist of individual retirement accounts ("IRAs").

The Bank seeks to retain core deposits consisting of passbook and statement savings, money market, noninterest-bearing checking, and NOW accounts, which contribute to a low cost of funds. Such core deposits represented 26.2%, 25.5% and 22.9% of total deposits at December 31, 1998, 1999 and 2000, respectively.

The following table shows the distribution of the Bank's deposits by type at the dates indicated and the weighted-average nominal interest rates on each category of deposits presented at December 31, 2000 (dollars in thousands).

                                                                              At December 31,
                                         -----------------------------------------------------------------------------------
                                                  1998                  1999                           2000
                                         ---------------------   -------------------    ------------------------------------
                                                   Percent                  Percent                     Percent    Weighted-
                                                   of Total                 of Total                   of Total     Average
                                         Amount    Deposits      Amount     Deposits     Amount        Deposits      Rate
                                         ------    --------      ------     --------    -------        --------      ----
Demand accounts:
        Noninterest-bearing
                checking               $  8,379      2.39%     $ 11,100       2.58%    $ 13,335          2.57%        -- %
        NOW and money-
                market accounts          60,437     17.21        77,293       18.01      86,509         16.67        2.67
        Passbook and
                statement savings        23,038      6.56        21,110        4.92      19,143          3.69        1.99
                                         ------    ------     ---------     -------    --------         -----        ----

                Total                    91,854     26.16       109,503       25.51     118,987         22.93        2.26
                                         ------    ------     ---------     -------    --------         -----        ----

Certificate accounts:
        1-3 months                        9,549      2.72         8,552        1.99      19,141          3.69        5.42
        91 day                              379       .11           358         .08         220           .04        4.32
        182 day                          11,391      3.25         9,741        2.27       6,630          1.28        5.33
        7 months                             --        --         5,748        1.34          50           .01        5.11
        9 months                         12,411      3.53         5,975        1.39       8,631          1.66        5.57
        10 months                           654       .19        20,729        4.83       4,772           .92        6.21
        12 months                        31,697      9.03        31,298        7.29      25,047          4.83        5.77
        12 month IRA                     12,527      3.57        10,211        2.38       7,143          1.38        5.50
        13 months                        24,835      7.07        10,486        2.44          61           .01        5.72
        14 months                            --        --            --          --     137,618         26.52        6.80
        18 months                         2,485       .71         6,637        1.55      12,647          2.44        5.77
        20 months                        93,181     26.55        63,454       14.79          24           .00        6.86
        21 months                            --        --            --          --      24,432          4.71        6.68
        22 months                            --        --       108,261       25.22     101,945         19.65        5.70
        24 months                        29,429      8.38        16,031        3.73      15,784          3.04        6.31
        25 months                            --        --            --          --      17,609          3.39        6.53
        30 months                         6,482      1.85         4,970        1.16       8,869          1.71        6.14
        36 months                            --        --           --           --         100           .02        6.71
        60 months                        24,156      6.88        17,320        4.03       9,175          1.77        5.66
                                         ------     -----       -------       -----     -------         -----        ----

                Total                   259,176     73.84       319,771       74.49     399,898         77.07        6.19
                                        -------    ------       -------      ------     -------         -----        ----

                Total deposits         $351,030    100.00%     $429,274      100.00%   $518,885        100.00%       5.29%
                                        =======    =======     ========      =======   ========        =======       ====

The following table presents the deposit activity of the Bank for the years indicated.

                                                                Year Ended December 31,
                                               ------------------------------------------------------
                                                   1998                1999                 2000
                                                   ----                ----                 ----
                                                                  (In thousands)
        Deposits                                $ 1,003,698          1,414,959             1,898,638
        Withdrawals                                (979,194)        (1,349,451)           (1,826,173)
                                                  ---------          ---------             ---------

        Deposits in excess of withdrawals            24,504             65,508                72,465

        Interest credited on deposits                11,136             12,736                17,146
                                                 ----------         ----------            ----------

        Total increase in deposits             $     35,640             78,244                89,611
                                                 ==========         ==========            ==========


The following table presents the amount of time deposit accounts in amounts of $100,000 or more at December 31, 2000 maturing as follows (in thousands):

                          Maturity Period
                ------------------------------
                One month through three months                   $ 10,999
                Over three through six months                       5,763
                Over six through 12 months                         34,501
                Over 12 months                                     10,701
                                                                  -------

                                   Total                         $ 61,964
                                                                  =======

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1998, 1999 and 2000 and the periods to maturity of the certificate accounts outstanding at December 31, 2000.


                                At December 31,
                      ----------------------------------       Within       1 to        2 to        3 to       4 to
                      1998           1999           2000       1 Year     2 Years     3 Years     4 Years     5 Years       Total
                      ----           ----           ----       ------     -------     -------     -------     -------       -----
                                                                         (In thousands)
3.01% to 4.00%      $    374           358            --          --           --          --          --          --          --
4.01% to 5.00%        56,059       106,202        24,433      22,240        1,156         364         622          51      24,433
5.01% to 6.00%       176,729       181,001       128,393     116,740        7,366       3,426          --         861     128,393
6.01% to 8.00%        26,014        32,210       247,072     177,293       68,502         130          --       1,147     247,072
                    --------      --------      --------    --------     --------    --------    --------    --------    --------

                    $259,176       319,771       399,898     316,273       77,024       3,920         622       2,059     399,898
                    ========      ========      ========    ========     ========    ========    ========    ========    ========

Borrowings

The Bank is authorized to obtain advances from the Federal Home Loan Bank ("FHLB") of Atlanta which are generally collateralized by a blanket lien against the Bank's mortgage portfolio. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Atlanta will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board and the FHLB of Atlanta. At December 31, 2000, the Bank had $123 million in FHLB advances outstanding.

During 1997, the Bank entered into agreements with nationally recognized primary securities dealers under which the Bank sold securities subject to repurchase agreements. Such agreements were accounted for as borrowings by the Bank and were secured by the securities sold. At December 31, 2000 and 1999, the Bank did not have any such borrowings outstanding. During 1998, the Bank began borrowing under retail repurchase agreements with customers of the Bank. These agreements are also accounted for as borrowings and are secured by securities owned by the Bank.

The following table sets forth certain information relating to the Bank's borrowings at the dates indicated:

                                                                                     At or For the Year
                                                                                      Ended December 31,
                                                                            ------------------------------------
                                                                            1998            1999            2000
                                                                            ----            ----            ----
                                                                                   (Dollars in thousands)
FHLB advances:
        Average balance outstanding                                      $  33,718       $   74,515       $104,647
                                                                         =========       ==========       ========
        Maximum amount outstanding at any month end during the year      $  56,000       $   99,000       $123,000
                                                                         =========       ==========       ========
        Balance outstanding at end of year                               $  56,000       $   99,000       $123,000
                                                                         =========       ==========       ========
        Weighted average interest rate during the year                        5.91%            5.42%          6.21%
                                                                         =========       ==========       ========
        Weighted average interest rate at end of year                         5.28%            5.64%          6.18%
                                                                         =========       ==========       ========

Other borrowed funds:
        Average balance outstanding                                      $      14       $    1,916       $  5,729
                                                                         =========       ==========       ========
        Maximum amount outstanding at any month end during the year      $     789       $    3,914       $  8,013
                                                                         =========       ==========       ========
        Balance outstanding at end of year                               $     789       $    3,914       $  6,376
                                                                         =========       ==========       ========
        Weighted average interest rate during the year                        4.65%            4.85%          5.11%
                                                                         =========       ==========       ========
        Weighted average interest rate at end of year                         4,65%           4.75%           5.25%
                                                                         =========       ==========       ========

Total borrowings:
        Average balance outstanding                                      $  33,732       $   76,431       $110,376
                                                                         =========       ==========       ========
        Maximum amount outstanding at any month end during the year      $  56,789       $  102,914       $131,013
                                                                         =========       ==========       ========
        Balance outstanding at end of year                               $  56,789       $  102,914       $129,376
                                                                         =========       ==========       ========
        Weighted average interest rate during the year                        5.89%            5.40%          6.15%
                                                                         =========       ==========       ========
        Weighted average interest rate at end of year                         5.27%            5.61%          6.13%
                                                                         =========       ==========       ========


Subsidiary Activities

The Bank has one wholly-owned subsidiary; Lake County Service Corporation ("LCSC") formed to develop a 100-lot subdivision, which is substantially sold out. During 1999, LCSC sold an 8.4 acre commercial parcel and a one-acre lot that adjoins the Bank's main office. The gain on the sale of the commercial property was $553,000 after tax and $886,000 before tax. During 1999, LCSC purchased two commercial building sites for possible future bank branches and purchased an existing branch building in Inverness, which was rented to the Bank as a branch site. The Inverness branch property was transferred to the Bank in 2000.

Personnel

As of February 15, 2001, the Bank had 174 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2000, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 2000.

                                                            Capital Ratios
                                                          ------------------
                       Actual       Required    Excess    Actual    Required
                       Capital      Capital     Amount    Percent   Percent
                       -------      -------     ------    -------   -------
                                       (Dollars in thousands)

Tangible              $ 55,470      10,670     44,800       7.80%     1.50%
Core (Leverage)       $ 55,470      21,340     34,130       7.80      3.00
Risk-based            $ 58,702      35,648     23,054      13.17      8.00

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

The Bank paid no assessment for 2000, however its payments toward the FICO bonds amounted to $90,091. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2000, the Bank's limit on loans to one borrower was $8.9 million, and the Bank's largest aggregate outstanding loans and extensions of credit to one borrower was $7.4 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Bank maintained 77.97% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for December 31, 2000 was 10.3%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank was not assessed any payments for the fiscal year ended December 31, 2000.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of $6.15 million.

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

                           FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the IRS for the year ended December 31, 1996. For its 2000 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

Under the residential loan requirement provision, the recapture required by the 1996 Act is suspended for each of two successive taxable years, beginning with 1996, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year. Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. At December 31, 2000, the Bank had approximately $454,000 of deferred tax liabilities recorded for the recapture of its bad debt reserves.

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

ITEM 2. PROPERTIES

The Bank conducts its business through its main office and 12 branch offices. The following table sets forth certain information regarding the Bank's office properties:

                                                        Net Book Value of Land
                                             Date           and Buildings at
Location                                   Acquired        December 31, 2000
                                                         (Dollars in thousands)
Main Office
800 North Boulevard, West
Leesburg, Florida  34748-5053                1961            $     382

Wildwood
837 South Main Street
Wildwood, Florida  34785-5302                1967                  297

Main Street
1409 West Main Street
Leesburg, Florida  34748-4854                1972                  364

Clermont
481 East Highway 50
Clermont, Florida  34711-4032                1982                  680

Eustis
2901 South Bay Street
Eustis, Florida  32726-6551                  1979                  544

Fruitland Park
410 Palm Street
Fruitland Park, Florida  34731-4013          1983                  377

Lady Lake
431 US Highway 441/27
Lady Lake, Florida  32159-3046               1995                1,196

Lake Square
10105 US Highway 441
Leesburg, Florida  34788-3952                1995                  471

South Leesburg (1)
27405 US Highway 27, Suite 123
Leesburg, Florida  34748-7914                1996                  118

South Leesburg (2)
US Highway 27
Leesburg, Florida  34748                     1996                  375

Inverness
2709 East Gulf to Lake Highway
Inverness, Florida 34453-3245                1998                  841

Citrus Ridge
16550 Woodcrest Way
Clermont, Florida 34711-7004                 1998                1,046

Bushnell (3)
1128 North Main Street
Bushnell, Florida 33513                      1998                  262

Administration (4)
715 West Oak Terrace Drive
Leesburg, Florida 34748                      1961                1,883

Sumter County (5)                            1999                  418

Boulevard (6)
900 N. BLVD. West
Leesburg, Florida 34748                      2000                  278


(1)    Leased branch office opened February, 1997.
(2)    Parcel of land purchased by the Bank for a future branch office location.
(3)    Leased branch office opened May, 1999.
(4)    Administration Offices for the Bank (opened June 2000)
(5) Two parcels of land purchased by Lake County Service Corp. for future branch office locations.
(6)    Storage facility owned by the Bank.

The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 2000, such equipment had a net book value of $973.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2000, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

The   above-captioned   information  appears  under  "Common  Stock  Prices  and
Dividends" in the Registrant's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated Financial Data" on page 8 and 9 of the Registrant's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's
2000 Annual Report to Stockholders on pages 10 through 20 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of FFLC Bancorp, Inc. and Subsidiary, together with the report thereon by Hacker, Johnson & Smith PA appear in the Registrant's 2000 Annual Report to Stockholders on pages 21 through 51 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There  have  been no  disagreements  with the  Registrant's  accountants  on any
matters  of   accounting   principles   or  practices  or  financial   statement
disclosures.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information related to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2001 at pages 6 through 9.

ITEM 11.        EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2001 at pages 12 through 14.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2001 at pages 4 through 7.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to pages 14 and 15 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2001.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as a part of this report:

        (1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 2000 Annual Report to Stockholders.

                                                                           Page
                                                                           ----
        Independent Auditor's Report                                        52

        Consolidated Balance Sheets as of December 31, 2000 and 1999        21

        Consolidated Statements of Income for the Years Ended
                December 31, 2000, 1999 and 1998                            22

        Consolidated Statements of Stockholders' Equity for the
                Years Ended December 31, 2000, 1999 and 1998              23-25

        Consolidated Statements of Cash Flows for the Years
                Ended December 31, 2000, 1999 and 1998                    26-27

        Notes to Consolidated Financial Statements for the Years
                Ended December 31, 2000, 1999 and 1998                    28-51

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

                                    Dated: March 22, 2001


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                          Title                              Date
----                          -----                              ----

/s/ Joseph J. Junod           Chairman of the Board              March 22, 2001
-------------------
Joseph J. Junod

/s/ Claron D. Wagner          Vice Chairman of the Board         March 22, 2001
--------------------
Claron D. Wagner

/s/ James P. Logan            Director                           March 22, 2001
------------------
James P. Logan

/s/ Ted R. Ostrander, Jr.     Director                           March 22, 2001
-------------------------
Ted R. Ostrander

/s/ H.D. Robuck, Jr.          Director                           March 22, 2001
--------------------
H.D. Robuck, Jr.

/s/ Howard H. Hewitt          Director                           March 22, 2001
--------------------
Howard H. Hewitt

/s/ Stephen T. Kurtz          Chief Executive Officer,
--------------------             President and Director
Stephen T. Kurtz                                                 March 22, 2001

/s/ Paul K. Mueller           Executive Vice President, Chief
-------------------           Operating Officer and Treasurer
Paul K. Mueller                                    and Director
                                                                 March 22, 2001

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FFLC BANCORP, INC.


                                By:
                                   ----------------------------------
                                Stephen T. Kurtz
                                Chief Executive Officer and President

                                Dated: March 22, 2001


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                            Title                                Date


                                Chairman of the Board            March 22, 2001
------------------------
Joseph J. Junod

                                Vice Chairman of the Board       March 22, 2001
------------------------
Claron D. Wagner

                                Director                         March 22, 2001
------------------------
James P. Logan

                                Director                         March 22, 2001
------------------------
Ted R. Ostrander

                                Director                         March 22, 2001
------------------------
H.D. Robuck, Jr.

                                Director                         March 22, 2001
------------------------
Howard H. Hewitt

                                Chief Executive Officer,
------------------------            President and Director       March 22, 2001
Stephen T. Kurtz

                                Executive Vice President, Chief
------------------------            Operating Officer and Treasurer
Paul K. Mueller                         and Director
                                                                 March 22, 2001