Form 10-Q
period 2001-03-31
FFLC BANCORP INC
filed 2001-04-27
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    ------------------------


                         Commission file number 0-22608


                               FFLC BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                           59-3204891
---------------------------------                         ----------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)



800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
-------------------------------------------------------------------   ----------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code  (352) 787-3311
                                                    --------------


   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                     Common stock, par value $.01 per share
                     --------------------------------------

                 3,537,090 shares outstanding at April 23, 2001
                 ----------------------------------------------

                               FFLC BANCORP, INC.

                                      INDEX



Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
     Condensed Consolidated Balance Sheets -
       at March 31, 2001 (unaudited) and at December 31, 2000...................................................2

     Condensed Consolidated Statements of Income -
       Three months ended March 31, 2001 and 2000 (unaudited)...................................................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Three months ended March 31, 2001 (unaudited)............................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three months ended March 31, 2001 and 2000 (unaudited).................................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................7-9

     Review by Independent Certified Public Accountants........................................................10

     Report on Review by Independent Certified Public Accountants..............................................11

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................12-17

   Item 3.  Quantative and Qualitative Disclosures About Market Risk...........................................18

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................18

   Item 2.  Changes in Securities..............................................................................18

   Item 3.  Default upon Senior Securities.....................................................................18

   Item 5.  Other Information..................................................................................18

   Item 6.  Exhibits and Reports on Form 8-K...................................................................19

SIGNATURES.....................................................................................................20

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                     ($ in thousands, except share amounts)

                                                                           At          At
                                                                        March 31,  December 31,
                                                                          2001        2000
                                                                          ----        ----
            Assets                                                    (unaudited)
Cash and due from banks                                                $  17,554       16,036
Interest-bearing deposits                                                 17,235       14,445
                                                                       ---------    ---------

            Cash and cash equivalents                                     34,789       30,481

Securities available for sale                                             42,706       42,717
Loans receivable, net of allowance for loan losses of $3,773 in 2001
    and $3,552 in 2000                                                   639,590      615,484
Accrued interest receivable                                                3,915        3,750
Premises and equipment, net                                               12,057       11,490
Foreclosed real estate                                                       123          276
Federal Home Loan Bank stock, at cost                                      6,150        6,150
Other assets                                                               1,205        1,145
                                                                       ---------    ---------

            Total                                                      $ 740,535      711,493
                                                                       =========    =========

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                   14,124       13,335
    NOW and money-market accounts                                         90,627       86,509
    Savings accounts                                                      19,639       19,143
    Certificates                                                         416,636      399,898
                                                                       ---------    ---------

            Total deposits                                               541,026      518,885
                                                                       ---------    ---------

Advances from Federal Home Loan Bank                                     123,000      123,000
Other borrowed funds                                                      11,777        6,376
Accrued expenses and other liabilities                                     4,312        3,949
                                                                       ---------    ---------

            Total liabilities                                            680,115      652,210
                                                                       ---------    ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                    --           --
    Common stock, $.01 par value, 9,000,000 shares authorized,
        4,501,771 in 2001 and 4,491,646 in 2000 shares issued                 45           45
    Additional paid-in-capital                                            31,071       31,010
    Retained income                                                       48,104       47,132
    Accumulated other comprehensive income                                   318           81
    Treasury stock, at cost (967,181 shares in 2001 and
        959,085 shares in 2000)                                          (19,118)     (18,985)
                                                                       ---------    ---------

            Total stockholders' equity                                    60,420       59,283
                                                                       ---------    ---------

            Total                                                      $ 740,535      711,493
                                                                       =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                     ($ in thousands, except share amounts)


                                                                      Three Months Ended
                                                                           March 31,
                                                                      2001          2000
                                                                      ----          ----

Interest income:
    Loans receivable                                              $   12,949       10,255
    Securities available for sale                                        714          572
    Other interest-earning assets                                        316          293
                                                                  ----------   ----------

            Total interest income                                     13,979       11,120
                                                                  ----------   ----------

Interest expense:
    Deposits                                                           6,933        4,965
    Borrowed funds                                                     1,988        1,430
                                                                  ----------   ----------

            Total interest expense                                     8,921        6,395
                                                                  ----------   ----------

            Net interest income                                        5,058        4,725

Provision for loan losses                                                275          200
                                                                  ----------   ----------

            Net interest income after provision for loan losses        4,783        4,525
                                                                  ----------   ----------

Noninterest income:
    Deposit account fees                                                 217          171
    Other service charges and fees                                       203          182
    Other                                                                 51           50
                                                                  ----------   ----------

            Total noninterest income                                     471          403
                                                                  ----------   ----------

Noninterest expense:
    Salaries and employee benefits                                     1,719        1,652
    Occupancy expense                                                    481          423
    Deposit insurance premium                                             24           21
    Data processing expense                                              246          224
    Professional services                                                 59           72
    Advertising and promotion                                            106           76
    Other                                                                328          288
                                                                  ----------   ----------

            Total noninterest expense                                  2,963        2,756
                                                                  ----------   ----------

Income before income taxes                                             2,291        2,172

            Income taxes                                                 859          855
                                                                  ----------   ----------

Net income                                                        $    1,432        1,317
                                                                  ==========   ==========

Basic income per share of common stock                            $      .41          .37
                                                                  ==========   ==========

Weighted-average number of shares outstanding for basic            3,534,998    3,539,918
                                                                  ==========   ==========

Diluted income per share of common stock                          $      .40          .36
                                                                  ==========   ==========

Weighted-average number of shares outstanding for diluted          3,621,029    3,627,734
                                                                  ==========   ==========

Dividends per share $                                                    .13          .12
                                                                  ==========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                  Three Months Ended March 31, 2001 (Unaudited)
                                ($ in thousands)


                                                                                                        Accumulated
                                                                                                          Other
                                                                     Additional                           Compre-         Total
                                                          Common      Paid-In    Treasury    Retained     hensive     Stockholders'
                                                          Stock       Capital     Stock       Income      Income          Equity
                                                         --------    ---------- ----------   --------   ----------    -------------
Balance at December 31, 2000                             $    45      31,010     (18,985)     47,132          81           59,283
                                                                                                                          -------

Comprehensive income:
  Net income (unaudited)                                    --          --          --         1,432        --              1,432

Net change in unrealized gain on securities
       available for sale, net of income taxes
       of $143 (unaudited)                                  --          --          --          --           237              237
                                                                                                                          -------

Comprehensive income (unaudited)                                                                                            1,669
                                                                                                                          -------

Net proceeds from the issuance of 10,125 shares
  of common stock, stock options exercised
  (unaudited)                                               --            61        --          --          --                 61

Dividends paid (unaudited)                                  --          --          --          (460)       --
                                                                                                                             (460)

Purchase of treasury stock, 8,096 shares (unaudited)        --          --          (133)       --          --               (133)
                                                         -------     -------     -------     -------     -------          -------

Balance at March 31, 2001(unaudited)                     $    45      31,071     (19,118)     48,104         318           60,420
                                                         =======     =======     =======     =======     =======          =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                ($ in thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 ----------------------
                                                                                    2001         2000
                                                                                    ----         ----
Cash flows from operating activities:
    Net income                                                                   $  1,432       1,317
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses                                                 275         200
            Depreciation                                                              191         176
            Credit for deferred income taxes                                          (53)       (144)
            Gain on sale of foreclosed real estate                                     (9)        (21)
            Shares committed and dividends to incentive plan participants              --         183
            Net amortization of premiums or discounts on securities                   (22)          8
            Net deferral of loan fees and costs                                        31         (35)
            Increase in accrued interest receivable                                  (165)       (226)
            Increase in other assets                                                  (60)       (306)
            Increase in accrued expenses and other liabilities                        273       2,330
                                                                                 --------    --------

                    Net cash provided by operating activities                       1,893       3,482
                                                                                 --------    --------

Cash flows from investing activities:
    Proceeds from maturities and principal repayments on securities
        available for sale                                                          2,551         877
    Purchase of securities available for sale                                      (2,138)       (131)
    Loan disbursements                                                            (42,507)    (51,286)
    Principal repayments on loans                                                  18,037      18,179
    Purchase of premises and equipment, net                                          (758)     (1,046)
    Purchase of Federal Home Loan Bank stock                                         --           275
    Proceeds from sales of foreclosed real estate                                     220          56
                                                                                 --------    --------

                    Net cash used in investing activities                         (24,595)    (33,076)
                                                                                 --------    --------
                                                                                            (continued)

                               FFLC BANCORP, INC.

                                ($ in thousands)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                           2001              2000
                                                                                           ----              ----
Cash flows from financing activities:
    Net increase in deposits                                                            $ 22,141            17,994
    Net decrease in advances from Federal Home Loan Bank                                    --              (5,500)
    Net increase in other borrowed funds                                                   5,401               999
    Issuance of common stock                                                                  61               127
    Purchase of treasury stock                                                              (133)              (78)
    Dividends paid on common stock                                                          (460)             (431)
                                                                                        --------          --------

                Net cash provided by financing activities                                 27,010            13,111
                                                                                        --------          --------

Net increase (decrease) in cash and cash equivalents                                       4,308           (16,483)

Cash and cash equivalents at beginning of period                                          30,481            34,339
                                                                                        --------          --------

Cash and cash equivalents at end of period                                              $ 34,789            17,856
                                                                                        ========          ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                        $  8,967             6,217
                                                                                        ========          ========

        Income taxes                                                                    $     88                25
                                                                                        ========          ========

    Noncash investing and financing activities:

        Accumulated other comprehensive income (loss), net change in unrealized
            gain on securities available for sale, net of tax                           $    237               (23)
                                                                                        ========          ========

        Transfers from loans to foreclosed real estate                                  $     63               180
                                                                                        ========          ========

        Loans originated on sales of foreclosed real estate                             $      5                83
                                                                                        ========          ========

        Loans funded by and sold to correspondent                                       $  3,032              --
                                                                                        ========          ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

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

2. Loan Receivable. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated (in thousands):

                                                           At March 31, 2001       At December 31, 2000
                                                       -----------------------    -------------------------
                                                                        % of                         % of
                                                          Amount        Total       Amount           Total
                                                         -------       ------       -------         ------
Mortgage loans:
    One-to-four-family                                 $ 412,561        63.15%    $ 409,600          64.97%
    Construction and land                                 18,932         2.90        13,006           2.06
    Multi-family                                          18,828         2.88        17,602           2.79
    Commercial real estate                                83,571        12.80        79,729          12.65
                                                         -------       ------       -------         ------

        Total mortgage loans                             533,892        81.73       519,937          82.47

Consumer loans                                           102,972        15.76        95,824          15.20
Commercial loans                                          16,416         2.51        14,677           2.33
                                                         -------      -------       -------        -------

        Total loans receivable (1)                       653,280       100.00%      630,438         100.00%
                                                                       ======                       ======

Less:
    Loans in process                                     (10,612)                   (12,128)
    Unearned discounts, premiums and deferred loan
        fees, net (includes dealer prepaid fees)             695                        726
    Allowance for loan losses                             (3,773)                    (3,552)
                                                        --------                    -------

        Loans receivable, net                          $ 639,590                  $ 615,484
                                                         =======                    =======

(1) Total loans receivable outstanding by department consists of the following (in thousands):

                                         At
                  ------------------------------------------------
                       March 31, 2001        December 31, 2000
                                   % of                   % of
                    Amount        Total       Amount    Total
                    -------      ------       -------    ------
Residential       $ 406,224       62.18%    $ 404,494     64.16%
Commercial          144,084       22.06       130,120     20.64
Consumer            102,972       15.76        95,824     15.20
                    -------      ------       -------    ------

                  $ 653,280      100.00%    $ 630,438    100.00%
                    =======      ======       =======    ======

                                                       (continued)

                               FFLC BANCORP, INC.

3. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                        Three Months Ended
                                            March 31,
                                       -------------------
                                       2001           2000
                                       ----           ----

 Balance at January 1                $ 3,552         2,811
 Provision for loan losses               275           200
 Net loans charged-off                   (54)          (31)
                                     -------        -------

 Balance at March 31                 $ 3,773         2,980
                                     =======        =======

     The following summarizes the amount of impaired loans, all of which are collateral dependent (in thousands):

                                                                        At
                                                              -------------------------
                                                              March 31,    December 31,
                                                                2001          2000
                                                                ----          ----
Loans identified as impaired:
    Gross loans with no related allowance for losses          $     -             -
    Gross loans with related allowance for losses recorded      1,579         1,280
    Less:  Allowances on these loans                             (237)         (192)
                                                              -------        ------

Net investment in impaired loans                              $ 1,342         1,088
                                                              =======        ======

     The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                        2001         2000
                                                        ----         ----

Average net investment in impaired loans              $ 1,215        1,146
                                                      =======       ======

Interest income recognized on impaired loans          $    11            5
                                                      =======       ======

Interest income received on impaired loans            $    11            5
                                                      =======       ======
                                                                  (continued)

                               FFLC BANCORP, INC.

4. Per Share Amounts. Basic income per share of common stock has been determined by dividing net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released for allocation to participants. Dilutive income per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted income per share:

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                 2001             2000
                                                                                 ----             ----
Weighted-average shares of common stock issued and
  outstanding before adjustments for ESOP, RRP and
  common stock options                                                        3,537,733           3,590,530
Adjustment to reflect the effect of unallocated ESOP and
  RRP shares                                                                     (2,735)            (50,612)
                                                                             ----------          ----------

Weighted-average shares for basic net income per share                        3,534,998           3,539,918
                                                                             ==========          ==========

Basic income per share                                                       $      .41                 .37
                                                                             ==========          ==========

Total weighted-average common shares and equivalents
  outstanding for basic income per share computation                          3,534,998           3,539,918

Additional dilutive shares using the average market value for
  the period utilizing the treasury stock method regarding stock options         86,031              87,816
                                                                             ----------          ----------

Weighted-average common shares and equivalents outstanding for
  diluted income per share                                                    3,621,029           3,627,734
                                                                             ==========          ==========

Diluted income per share                                                     $      .40                 .36
                                                                             ==========          ==========

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiary (the "Company") as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 12, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 6, 2001

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

                               FFLC BANCORP, INC.


Liquidity and Capital Resources

     The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At March 31, 2001, cash, amounts due from depository institutions and interest-bearing deposits, totaled $34.8 million.

     The OTS has  issued an  interim  final  rule that  removes  the  regulatory provisions establishing the required liquidity level and containing the definitions needed to calculate the level. The repeal of Section 6 of HOLA, and the removal of the regulatory section, places savings associations on the same basis as other insured depositories that do not have statutorily mandated liquidity requirements. Instead of a specific regulation, the OTS has amended its management and financial policies to provide that savings associations and their service corporations must be well managed and operate on a safe and sound basis. As part of meeting those requirements, each savings association and its service corporation must maintain sufficient liquidity to ensure its safe and sound operation. The Bank continued to maintain an adequate liquidity level at March 31, 2001.

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

     At March 31, 2001, the Bank had outstanding commitments to originate $18.1 million of loans and to fund the undisbursed portion of loans in process of approximately $10.6 million and undisbursed lines of credit of approximately $37.4 million. The Bank believes that it will have sufficient funds available to meet its commitments. At March 31, 2001, certificates of deposit which were scheduled to mature in one year or less totaled $327.9 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Bank.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of March 31, 2001, the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.

     As of March 31, 2001, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and percentages at March 31, 2001 are also presented in the table.

                                                                                               To Be Well
                                                                    Minimum                   Capitalized
                                                                   For Capital                 For Prompt
                                                                    Adequacy                Corrective Action
                                          Actual                    Purposes                    Provisions
                                    ------------------          ------------------         --------------------
                                      %        Amount            %        Amount              %        Amount
                                      -        ------            -        ------              -        ------
                                                                ($ in thousands)

Stockholders' equity,
    and ratio to total
    assets                          7.63%   $  56,501
Less: investment in
    nonincludable
    subsidiary                                   (484)
Less: unrealized loss on
    securities available for sale                (377)
                                              -------

Tangible capital,
    and ratio to adjusted
    total assets                    7.52%   $  55,640           1.5%    $ 11,099
                                              =======                     ======

Tier 1 (core) capital, and
    ratio to adjusted total
    assets                          7.52%   $  55,640           3.0%    $ 22,198            5.0%   $ 36,996
                                              =======                     ======                     =======

Tier 1 capital, and ratio
    to risk-weighted assets        11.90%      55,640           4.0%    $ 18,706            6.0%   $ 28,060
                                                                          ======                     =======

Less: Nonincludable investment
    in 80% land loans                            (548)

Tier 2 capital (allowance for
    loan losses)                                3,598
                                              -------

Total risk-based capital,
    and ratio to risk-
    weighted assets                12.55%   $  58,690           8.0%    $ 37,413           10.0%   $ 46,766
                                              =======                     ======                     =======

Total assets                                $ 740,781
                                              =======

Adjusted total assets                       $ 739,920
                                              =======

Risk-weighted assets                        $ 467,661
                                              =======

                               FFLC BANCORP, INC.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                Three Months                            Three Months
                                                   Ended            Year Ended             Ended
                                                 March 31,         December 31,          March 31,
                                                   2001               2000                 2000
                                                ------------       ------------        ------------
Average equity as a percentage
  of average assets                                  8.27%              8.88%            9.42%

Total equity to total assets at end of period        8.16%              8.33%            9.34%

Return on average assets (1)                          .79%               .82%             .88%

Return on average equity (1)                         9.57%              9.24%            9.38%

Noninterest expense to average assets (1)            1.64%              1.76%            1.85%

Nonperforming assets to total assets
   at end of period                                   .49%               .39%             .45%

Operating efficiency ratio (1)                      53.59%             54.44%           53.74%

(1)  Annualized for the three months ended March 31, 2001 and 2000.

                                                         At              At                At
                                                      March 31,      December 31,       March 31,
                                                        2001            2000              2000
                                                     ----------      ------------      ----------
Weighted-average interest rates:
     Interest-earning assets:
        Loans receivable                               8.11%           8.17%            7.94%
        Securities                                     6.35%           6.50%            6.36%
        Other interest-earning assets                  5.82%           6.55%            6.71%
             Total interest-earning assets             7.93%           8.02%            7.82%
     Interest-bearing liabilities:
        Interest-bearing deposits                      5.33%           5.29%            4.64%
        Borrowed funds                                 6.08%           6.13%            5.99%
             Total interest-bearing liabilities        5.48%           5.51%            4.88%
     Interest-rate spread                              2.45%           2.51%            2.94%

Change in Financial Condition

Total assets increased $29.0 million or 4.1%, from $711.5 million at December 31, 2000 to $740.5 million at March 31, 2001 primarily as a result of a $24.1 million increase in loans receivable, net, and an increase in cash and cash equivalents of $4.3 million. Deposits increased $22.1 million from $518.9 million at December 31, 2000 to $541.0 million at March 31, 2001. The $1.1 million net increase in stockholders equity during the three months ended March 31, 2001 resulted from net income of $1.4 million, credits to equity totaling $237,000 related to the change in unrealized gain on securities available for sale, and proceeds of $61,000 from stock options exercised, partially offset by repurchases of the Company's stock of $133,000 and dividends paid of $460,000.

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

                                                                               Three Months Ended March 31,
                                                          -----------------------------------------------------------------
                                                                         2001                              2000
                                                          ---------------------------------   -----------------------------
                                                                                   Average                         Average
                                                           Average                  Yield/     Average              Yield/
                                                           Balance     Interest     Cost       Balance    Interest  Cost
                                                           -------     --------     ----       -------    --------  ----
                                                                                    ($ in Thousands)
Interest-earning assets:
    Loans receivable                                      $ 628,834     12,949      8.24%    $ 514,045     10,255   7.98%
    Securities                                               43,613        714      6.55        36,760        572   6.22
    Other interest-earning assets (1)                        20,839        316      6.07        19,072        293   6.15
                                                            -------     ------                --------    -------

            Total interest-earning assets                   693,286     13,979      8.07       569,877     11,120   7.81
                                                                        ------                             ------

Noninterest-earning assets                                   30,640                             26,719
                                                           --------                            -------

            Total assets                                  $ 723,926                          $ 596,596
                                                            =======                            =======

Interest-bearing liabilities:
    NOW and money-market accounts                            87,405        580      2.65        78,572        524   2.67
    Savings accounts                                         19,425         97      2.00        21,173        106   2.00
    Certificates                                            407,708      6,256      6.14       323,591      4,335   5.36
    Advances from Federal Home Loan Bank                    123,000      1,896      6.17        93,236      1,385   5.94
    Other borrowed funds                                      8,318         92      4.42         3,703         45   4.86
                                                          ---------   --------                --------    -------

            Total interest-bearing liabilities              645,856      8,921      5.53       520,275      6,395   4.92
                                                                        ------                             ------

Noninterest-bearing deposits                                 12,825                             12,736
Noninterest-bearing liabilities                               5,388                              7,408
Stockholders' equity                                         59,857                             56,177
                                                           --------                            -------

            Total liabilities and stockholders' equity    $ 723,926                          $ 596,596
                                                            =======                            =======

Net interest income                                                   $  5,058                           $  4,725
                                                                        ======                             ======

Interest-rate spread (2)                                                            2.54%                           2.89%
                                                                                    ====                            ====

Net average interest-earning assets, net margin (3)       $  47,430                 2.92%    $  49,602              3.32%
                                                            =======                 ====       =======              ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                       1.07                                 1.10
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

                               FFLC BANCORP, INC.

          Comparison of the Three Months Ended March 31, 2001 and 2000


General Operating Results. Net income for the three-month period ended March 31,
     2001 was $1.4 million compared to $1.3 million for the comparable 2000 period. An increase in net interest income of $333,000, partially offset by a $207,000 increase in noninterest expense contributed to the increase in net income.

Interest Income.  Interest income increased $2.9 million,  or 25.7%,  from $11.1 million for the three-month period ended March 31, 2000 to $14.0 million for the three-month period ended March 31, 2001. The increase was due to a $123.4 million increase in the average balance of interest-earning assets outstanding during the three-month period ended March 31, 2001, compared to the 2000 period and an increase in the average yield earned on interest-earning assets from 7.81% for the three-month period ended March 31, 2000, to 8.07% for the three-month period ended March 31, 2001.

Interest Expense. Interest expense increased $2.5 million or 39.5%, from $6.4 million for the three-month period ended March 31, 2000 to $8.9 million for the three-month period ended March 31, 2001. The increase was primarily due to increases of $91.2 million and $34.4 million in average deposits and borrowed funds outstanding, respectively. Average deposits increased from $423.3 million outstanding during the three months ended March 31, 2000 to $514.5 million outstanding during the comparable period for 2001. Average borrowed funds increased from $96.9 million outstanding during the three months ended March 31, 2000 to $131.3 million outstanding during the three months ended March 31, 2001.

Noninterest Income.  Noninterest  income for the three-month  period ended March
     31, 2001 exceeded noninterest income for the three-month period ended March 31, 2000 by $68,000 mainly due to an increase in deposit account fees earned.

Noninterest Expense. Noninterest expense increased by $207,000, or 7.5% from the three-month period ended March 31, 2000 to the three-month period ended March 31, 2001. The increase was primarily due to increases in salaries and employee benefits of $67,000, occupancy expense of $58,000 and data processing expense of $22,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $855,000 (an effective tax rate of 39.4%) for the three-month period ended March 31, 2000 to $859,000 (an effective tax rate of 37.5%) for the corresponding period in 2001.

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

     Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market-risk exposure since December 31, 2000.

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

     *** Incorporated herein by reference into this document from the 2000 FFLC Bancorp, Inc. Form 10-K filed March 22, 2001.

     (b)  Reports on Form 8-K, there were no reports.

                               FFLC BANCORP, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FFLC BANCORP, INC.
                                            (Registrant)




Date:  April 26, 2001                    By:  /s/ Stephen T. Kurtz
      ---------------------------            -----------------------------------
                                                Stephen T. Kurtz, President and
                                                  Chief Executive Officer



Date:  April 26, 2001                    By:  /s/ Paul K. Mueller
      ---------------------------            -----------------------------------
                                                Paul K. Mueller, Executive Vice
                                                  President and Treasurer