Form 10-Q
period 2001-06-30
FFLC BANCORP INC
filed 2001-07-30
CIK 912738

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2001


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


            For the transition period from __________ to __________


                         Commission file number 0-22608


                               FFLC BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                                  59-3204891
-------------------------                                      ----------------
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)



800 North Boulevard West,                                       34749-0420
Post Office Box 490420, Leesburg, Florida
-----------------------------------------------------------     ----------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, Including Area Code  (352) 787-3311
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


Common stock, par value $.01 per share          3,566,785 shares outstanding at
--------------------------------------                     July 23, 2001
                                                -------------------------------

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page
                                                                            ----
     Condensed Consolidated Balance Sheets -
       at June 30, 2001 (unaudited) and at December 31, 2000...................2

     Condensed Consolidated Statements of Income -
       Three and Six Months ended June 30, 2001 and 2000 (unaudited)...........3

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Six Months ended June 30, 2001 (unaudited)..............................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 2001 and 2000 (unaudited)...................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........7-9

     Review by Independent Certified Public Accountants.......................10

     Report on Review by Independent Certified Public Accountants.............11

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................12-19

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........20

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................20

   Item 2.  Changes in Securities.............................................20

   Item 3.  Default upon Senior Securities....................................20

   Item 4.  Submission of Matters to a Vote of Security Holders............20-21

   Item 5.  Other Information.................................................21

   Item 6.  Exhibits and Reports on Form 8-K..................................21

SIGNATURES....................................................................22

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                     ($ in thousands, except share amounts)

                                                                          At               At
                                                                       June 30,       December 31,
                                                                         2001             2000
                                                                         ----             ----
                                                                     (unaudited)
            Assets

Cash and due from banks                                                $  18,336          16,036
Interest-bearing deposits                                                 10,735          14,445
                                                                       ---------       ---------

            Cash and cash equivalents                                     29,071          30,481

Securities available for sale                                             51,501          42,717
Loans, net of allowance for loan losses of $4,054 in 2001
    and $3,552 in 2000                                                   656,708         615,484
Accrued interest receivable                                                3,908           3,750
Premises and equipment, net                                               12,642          11,490
Foreclosed real estate                                                       133             276
Federal Home Loan Bank stock, at cost                                      6,950           6,150
Other assets                                                               1,121           1,145
                                                                       ---------       ---------

            Total                                                      $ 762,034         711,493
                                                                       =========       =========

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                   13,308          13,335
    NOW and money-market accounts                                         98,253          86,509
    Savings accounts                                                      19,878          19,143
    Certificates                                                         416,327         399,898
                                                                       ---------       ---------


            Total deposits                                               547,766         518,885
                                                                       ---------       ---------

Advances from Federal Home Loan Bank                                     139,000         123,000
Other borrowed funds                                                      12,501           6,376
Accrued expenses and other liabilities                                     1,277           3,949
                                                                       ---------       ---------

            Total liabilities                                            700,544         652,210
                                                                       ---------       ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                      --              --
    Common stock, $.01 par value, 9,000,000 shares authorized,
        4,519,072 in 2001 and 4,491,646 in 2000 shares issued                 45              45
    Additional paid-in-capital                                            31,207          31,010
    Retained income                                                       49,118          47,132
    Accumulated other comprehensive income                                   342              81
    Treasury stock, at cost (972,547 shares in 2001 and
        959,085 shares in 2000)                                          (19,222)        (18,985)
                                                                       ---------       ---------

            Total stockholders' equity                                    61,490          59,283
                                                                       ---------       ---------

            Total                                                      $ 762,034         711,493
                                                                       =========       =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                     ($ in thousands, except share amounts)

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                       June 30,
                                                     ---------------------------     --------------------------
                                                        2001              2000          2001            2000
                                                        ----              ----          ----            ----
Interest income:
    Loans                                            $   13,346          11,055          26,295          21,310
    Securities available for sale                           727             559           1,441           1,131
    Other interest-earning assets                           271             248             587             541
                                                     ----------      ----------      ----------      ----------

            Total interest income                        14,344          11,862          28,323          22,982
                                                     ----------      ----------      ----------      ----------

Interest expense:
    Deposits                                              7,045           5,419          13,978          10,384
    Borrowed funds                                        2,104           1,597           4,092           3,027
                                                     ----------      ----------      ----------      ----------

            Total interest expense                        9,149           7,016          18,070          13,411
                                                     ----------      ----------      ----------      ----------

            Net interest income                           5,195           4,846          10,253           9,571

Provision for loan losses                                   325             260             600             460
                                                     ----------      ----------      ----------      ----------

            Net interest income after provision
                for loan losses                           4,870           4,586           9,653           9,111
                                                     ----------      ----------      ----------      ----------

Noninterest income:
    Deposit account fees                                    204             201             421             372
    Other service charges and fees                          279             178             482             360
    Other                                                    54              64             105             114
                                                     ----------      ----------      ----------      ----------

            Total noninterest income                        537             443           1,008             846
                                                     ----------      ----------      ----------      ----------

Noninterest expense:
    Salaries and employee benefits                        1,778           1,666           3,497           3,318
    Occupancy                                               489             446             970             869
    Deposit insurance premium                                25              22              49              43
    Data processing                                         248             210             494             434
    Professional services                                    75              75             134             147
    Advertising and promotion                               102              76             208             152
    Other                                                   335             296             663             584
                                                     ----------      ----------      ----------      ----------

            Total noninterest expense                     3,052           2,791           6,015           5,547
                                                     ----------      ----------      ----------      ----------

Income before income taxes                                2,355           2,238           4,646           4,410

            Income taxes                                    882             861           1,741           1,716
                                                     ----------      ----------      ----------      ----------

Net income                                           $    1,473           1,377           2,905           2,694
                                                     ==========      ==========      ==========      ==========

Basic income per share of common stock               $      .41             .39             .82             .76
                                                     ==========      ==========      ==========      ==========

Weighted-average number of shares outstanding
    for basic                                         3,537,364       3,556,124       3,536,243       3,547,389
                                                     ==========      ==========      ==========      ==========

Diluted income per share of common stock             $      .40             .38             .80             .74
                                                     ==========      ==========      ==========      ==========

Weighted-average number of shares outstanding
    for diluted                                       3,629,597       3,624,812       3,625,623       3,624,850
                                                     ==========      ==========      ==========      ==========

Dividends per share                                  $      .13             .12             .26             .24
                                                     ==========      ==========      ==========      ==========

See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                   Six Months Ended June 30, 2001 (Unaudited)
                                ($ in thousands)

                                                                                                          Accumulated
                                                                                                             Other
                                                                    Additional                               Compre-      Total
                                                           Common     Paid-In    Treasury     Retained       hensive   Stockholders'
                                                           Stock      Capital      Stock       Income        Income       Equity
                                                          --------    -------    --------      ------        -------   -------------
Balance at December 31, 2000                              $    45      31,010     (18,985)      47,132           81        59,283
                                                                                                                          -------

Comprehensive income:
  Net income (unaudited)                                       --          --          --        2,905           --         2,905

  Net change in unrealized gain on securities
       available for sale, net of income taxes
       of $157 (unaudited)                                     --          --          --           --          261           261
                                                                                                                          -------

Comprehensive income (unaudited)                                                                                            3,166
                                                                                                                          -------

Net proceeds from the issuance of 27,426 shares of
  common stock, stock options exercised
  (unaudited)                                                  --         197          --           --           --           197

Dividends paid (unaudited)                                     --          --          --         (919)          --
                                                                                                                             (919)

Purchase of treasury stock, 13,462 shares (unaudited)          --          --        (237)          --           --          (237)
                                                          -------     -------     -------      -------      -------       -------

Balance at June 30, 2001(unaudited)                       $    45      31,207     (19,222)      49,118          342        61,490
                                                          =======     =======     =======      =======      =======       =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                               2001           2000
                                                                                               ----           ----
Cash flows from operating activities:
    Net income                                                                              $  2,905          2,694
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses                                                            600            460
            Depreciation                                                                         383            358
            Credit for deferred income taxes                                                     (58)          (236)
            Gain on sale of foreclosed real estate                                               (28)           (11)
            Shares committed and dividends to incentive plan participants                         --            348
            Net amortization of premiums or discounts
                on securities                                                                    (75)            18
            Net deferral of loan fees and costs                                                   70            (74)
            Increase in accrued interest receivable                                             (158)          (358)
            Increase in other assets                                                             (76)          (427)
            (Decrease) increase in accrued expenses and other liabilities                     (2,672)         2,236
                                                                                            --------       --------

                    Net cash provided by operating activities                                    891          5,008
                                                                                            --------       --------

Cash flows from investing activities:
    Proceeds from maturities and principal repayments on securities available for sale         6,603          2,808
    Purchase of securities available for sale                                                (14,893)          (269)
    Loan disbursements                                                                       (92,759)      (106,540)
    Principal repayments on loans                                                             50,744         36,238
    Purchase of premises and equipment, net                                                   (1,535)        (1,849)
    Purchase of Federal Home Loan Bank stock                                                    (800)          (450)
    Proceeds from sales of foreclosed real estate                                                292            526
                                                                                            --------       --------

                    Net cash used in investing activities                                    (52,348)       (69,536)
                                                                                            --------       --------

Cash flows from financing activities:
    Net increase in deposits                                                                  28,881         42,301
    Net increase in advances from Federal Home Loan Bank                                      16,000          9,000
    Net increase in other borrowed funds                                                       6,125          1,027
    Issuance of common stock                                                                     197            248
    Purchase of treasury stock                                                                  (237)          (512)
    Dividends paid on common stock                                                              (919)          (862)
                                                                                            --------       --------

                Net cash provided by financing activities                                     50,047         51,202
                                                                                            --------       --------

Net decrease in cash and cash equivalents                                                     (1,410)       (13,326)

Cash and cash equivalents at beginning of period                                              30,481         34,339
                                                                                            --------       --------

Cash and cash equivalents at end of period                                                  $ 29,071         21,013
                                                                                            ========       ========

                                                                     (continued)

                               FFLC BANCORP, INC.

                                 (In thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                      2001          2000
                                                                                      ----          ----
Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                     $18,019       12,898
                                                                                     =======      =======


        Income taxes                                                                 $ 1,965        1,820
                                                                                     =======      =======

    Noncash investing and financing activities:

        Accumulated other comprehensive income (loss), net change in unrealized
            gain (loss) on securities available for sale, net of tax                 $   261          (47)
                                                                                     =======      =======

        Transfer from loans to foreclosed real estate                                $   205          673
                                                                                     =======      =======

        Loans originated on sales of foreclosed real estate                          $    84          150
                                                                                     =======      =======

        Loans funded by and sold to correspondent                                    $ 8,468          143
                                                                                     =======      =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2001 and the results of operations for the three- and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations for the three-and six-month periods ended June 30, 2001, are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

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

2. Loans. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated (in thousands):

                                                                      At June 30, 2001               At December 31, 2000
                                                                  ------------------------          -----------------------
                                                                                    % of                               % of
                                                                     Amount        Total             Amount            Total
            Mortgage loans:
                One-to-four-family                                 $ 412,805        61.50%          $ 409,600          64.97%
                Construction and land                                 22,050         3.29              13,006           2.06
                Multi-family                                          19,923         2.97              17,602           2.79
                Commercial real estate                                92,586        13.79              79,729          12.65
                                                                     -------       ------             -------         ------

                    Total mortgage loans                             547,364        81.55             519,937          82.47

            Consumer loans                                           107,354        15.99              95,824          15.20
            Commercial loans                                          16,502         2.46              14,677           2.33
                                                                     -------      -------             -------        -------

                    Total loans (1)                                  671,220       100.00%            630,438         100.00%
                                                                                   ======                             ======

            Less:
                Loans in process                                     (11,114)                         (12,128)
                Unearned discounts, premiums and deferred loan
                    fees, net (includes dealer prepaid fees)             656                              726
                Allowance for loan losses                             (4,054)                          (3,552)
                                                                    --------                          -------

                    Loans, net                                     $ 656,708                        $ 615,484
                                                                     =======                          =======


            (1) Total loans outstanding by department consists of the following (in thousands):

                                                                                          At
                                                                    ---------------------------------------------
                                                                        June 30, 2001          December 31, 2000
                                                                    ---------------------    --------------------
                                                                                     % of                   % of
                                                                      Amount        Total       Amount      Total
                                                                      ------        -----       ------      -----
            Residential                                             $ 406,724       60.60%    $ 404,494     64.16%
            Commercial                                                157,141       23.41       130,120     20.64
            Consumer                                                  107,354       15.99        95,824     15.20
                                                                      -------      ------       -------    ------

                                                                    $ 671,220      100.00%    $ 630,438    100.00%
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

        An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                   June 30,
                                                                   ---------------------      --------------------
                                                                    2001           2000         2001         2000
                                                                    ----           ----         ----         ----
             Beginning balance                                     $ 3,773        2,980        3,552         2,811
             Provision for loan losses                                 325          260          600           460
             Net loans charged-off                                     (44)         (58)         (98)          (89)
                                                                    ------       ------       ------        ------

             Ending balance                                        $ 4,054        3,182        4,054         3,182
                                                                     =====        =====        =====         =====

        The following summarizes the amount of impaired loans, all of which are collateral dependent (in thousands):

                                                                                                   At
                                                                                        -------------------------
                                                                                        June 30,     December 31,
                                                                                          2001           2000
                                                                                          ----           ----
            Loans identified as impaired:
                Gross loans with no related allowance for losses                        $    --             --
                Gross loans with related allowance for losses recorded                      571          1,280
                Less:  Allowances on these loans                                           (200)          (192)
                                                                                         ------         ------

            Net investment in impaired loans                                             $  371          1,088
                                                                                         ======          =====

    The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                   June 30,
                                                                  ----------------------       -------------------
                                                                    2001           2000         2001         2000
                                                                    ----           ----         ----         ----
            Average net investment in impaired loans               $  857         1,093          730        1,117
                                                                   ======         =====        =====        =====

            Interest income recognized on impaired loans           $   70             9           81           14
                                                                   ======         =====        =====        =====

            Interest income received on impaired loans             $   70             9           81           14
                                                                   ======         =====        =====        =====

        During the three months ended June 30, 2001, an impaired loan in the amount of $1.3 million was repaid.

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

                                                                     Three Months Ended                Six Months Ended
                                                                           June 30,                          June 30,
                                                                 ---------------------------       ----------------------------
                                                                     2001            2000             2001              2000
                                                                     ----            ----             ----              ----
Weighted-average shares of common stock issued and
           outstanding before adjustments for ESOP, RRP
           and common stock options                                3,540,099        3,593,584        3,538,978        3,591,425
        Adjustment to reflect the effect of unallocated ESOP
           and RRP shares                                             (2,735)         (37,460)          (2,735)         (44,036)
                                                                  ----------       ----------       ----------       ----------

        Weighted-average shares for basic income per share         3,537,364        3,556,124        3,536,243        3,547,389
                                                                  ==========       ==========       ==========       ==========

        Basic income per share                                    $      .41              .39              .82              .76
                                                                  ==========       ==========       ==========       ==========

        Total weighted-average common shares and
           equivalents outstanding for basic income per
           share computation                                       3,537,364        3,556,124        3,536,243        3,547,389

        Additional dilutive shares using the average market
           value for the period utilizing the treasury stock
           method regarding stock options                             92,233           68,688           89,380           77,461
                                                                  ----------       ----------       ----------       ----------

        Weighted-average common shares and equivalents
           outstanding for diluted income per share                3,629,597        3,624,812        3,625,623        3,624,850
                                                                  ==========       ==========       ==========       ==========

        Diluted income per share                                  $      .40              .38              .80              .74
                                                                  ==========       ==========       ==========       ==========

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2001, and for the three- and six-month periods ended June 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants


The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2001, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2001 and 2000, the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2001 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 12, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 6, 2001

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

                               FFLC BANCORP, INC.


Liquidity and Capital Resources
      The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At June 30, 2001, cash, amounts due from depository institutions and interest-bearing deposits, totaled $29.1 million.

      The OTS has issued an interim final rule that removes the regulatory provisions establishing the required liquidity level and containing the definitions needed to calculate the level. The repeal of Section 6 of HOLA, and the removal of the regulatory section, places savings associations on the same basis as other insured depositories that do not have statutorily mandated liquidity requirements. Instead of a specific regulation, the OTS has amended its management and financial policies to provide that savings associations and their service corporations must be well managed and operate on a safe and sound basis. As part of meeting those requirements, each savings association and its service corporation must maintain sufficient liquidity to ensure its safe and sound operation. The Bank continued to maintain an adequate liquidity level at June 30, 2001.

      The Bank's primary sources of funds include proceeds from payments and prepayments on mortgage loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposits and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

      At June 30, 2001, the Bank had outstanding commitments to originate $15.8 million of loans and to fund the undisbursed portion of loans in process of approximately $11.1 million and undisbursed lines of credit of approximately $43.5 million. The Bank believes that it will have sufficient funds available to meet its commitments. At June 30, 2001, certificates of deposit which were scheduled to mature in one year or less totaled $326.6 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Bank.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


      As of June 30, 2001, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and percentages at June 30, 2001 are also presented in the table.

                                                                                                       To Be Well
                                                                              Minimum                  Capitalized
                                                                            For Capital                 For Prompt
                                                                             Adequacy               Corrective Action
                                                  Actual                     Purposes                   Provisions
                                                  ------                     --------                   ----------
                                                %      Amount               %      Amount               %      Amount
                                               ---     ------              ---     ------              ---     ------
                                                                                         ($ in thousands)
         Stockholders' equity,
             and ratio to total
             assets                           7.6%     $  58,005
         Less: investment in
             nonincludable
             subsidiary                                     (483)
         Less: unrealized gain on
             securities available for sale                  (416)
                                                       ---------

         Tangible capital,
             and ratio to adjusted
             total assets                     7.5%     $  57,106           1.5%   $ 11,420
                                                       =========                  ========

         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                           7.5%     $  57,106           3.0%   $ 22,840              5.0%   $ 38,067
                                                       =========                  ========                     ========

         Tier 1 capital, and ratio
             to risk-weighted assets         11.6%        57,106           4.0%   $ 19,651              6.0%   $ 29,476
                                                                                  ========                     ========

         Less: Nonincludable investment
             in 80% land loans                              (318)

         Tier 2 capital (allowance for
             loan losses)                                  3,714
                                                       ---------

         Total risk-based capital,
             and ratio to risk-
             weighted assets                 12.3%     $  60,502           8.0%   $ 39,301             10.0%   $ 49,127
                                                       =========                  ========                     ========

         Total assets                                  $ 762,236
                                                       =========

         Adjusted total assets                         $ 761,337
                                                       =========

         Risk-weighted assets                          $ 491,265
                                                       =========

                               FFLC BANCORP, INC.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                  Six Months                          Six Months
                                                                       Ended         Year Ended            Ended
                                                                     June 30,       December 31,         June 30,
                                                                        2001               2000             2000
                                                                        ----               ----             ----
        Average equity as a percentage
           of average assets                                            8.22%              8.88%            9.24%

        Total equity to total assets at end of period                   8.07%              8.33%            8.89%

        Return on average assets (1)                                     .79%               .82%             .88%

        Return on average equity (1)                                    9.62%              9.24%            9.52%

        Noninterest expense to average assets (1)                       1.64%              1.76%            1.81%

        Nonperforming assets to total assets
           at end of period                                              .28%               .39%             .44%

        Operating efficiency ratio (1)                                 53.41%             54.44%           53.25%

(1)   Annualized for the six months ended June 30, 2001 and 2000.

                                                                              At              At               At
                                                                         June 30,    December 31,         June 30,
                                                                            2001            2000             2000
                                                                            ----            ----             ----
   Weighted-average interest rates:
        Interest-earning assets:
           Loans                                                            7.96%           8.17%            8.04%
           Securities                                                       5.86%           6.50%            6.55%
           Other interest-earning assets                                    5.05%           6.55%            7.40%
                Total interest-earning assets                               7.74%           8.02%            7.94%
        Interest-bearing liabilities:
           Interest-bearing deposits                                        5.12%           5.29%            4.94%
           Borrowed funds                                                   5.85%           6.13%            6.13%
                Total interest-bearing liabilities                          5.28%           5.51%            5.17%
        Interest-rate spread                                                2.46%           2.51%            2.77%

Change in Financial Condition

Total assets increased $50.5 million or 7.1%, from $711.5 million at December 31, 2000 to $762.0 million at June 30, 2001, primarily as a result of an increase in net loans of $41.2 million. Deposits increased $28.9 million from $518.9 million at December 31, 2000 to $547.8 million at June 30, 2001. The $2.2 million net increase in stockholders equity during the six months ended June 30, 2001 resulted from net income of $2.9 million, proceeds of $.2 million from stock options exercised and an increase of $.3 million in accumulated other comprehensive income, partially offset by repurchases of the Company's stock of $.2 million and dividends paid of $.9 million.

                               FFLC BANCORP, INC.

Results of Operations

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest and dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered to constitute adjustments to yields.

                                                                          Three Months Ended June 30,
                                                       --------------------------------------------------------------
                                                                   2001                               2000
                                                       -----------------------------       --------------------------
                                                                             Average                          Average
                                                        Average               Yield/       Average             Yield/
                                                        Balance  Interest     Cost         Balance   Interest   Cost
                                                                               ($ in Thousands)
Interest-earning assets:
    Loans                                             $ 646,382    13,346      8.26%     $ 549,077     11,055     8.05%
    Securities                                           47,352       727      6.14         35,317        559     6.33
    Other interest-earning assets (1)                    21,326       271      5.08         14,518        248     6.83
                                                       --------   -------                 --------    -------

        Total interest-earning assets                   715,060    14,344      8.02        598,912     11,862     7.92
                                                                   ------                              ------

Noninterest-earning assets                               32,239                             28,926
                                                       --------                            -------

        Total assets                                  $ 747,299                          $ 627,838
                                                       ========                           ========

Interest-bearing liabilities:
    NOW and money-market accounts                        92,137       586      2.54         83,281        545     2.62
    Savings accounts                                     19,592       106      2.16         20,540        106     2.06
    Certificates                                        416,786     6,353      6.10        341,003      4,768     5.59

    Advances from Federal Home Loan Bank                127,022     1,966      6.19         99,313      1,523     6.13
    Other borrowed funds                                 10,716       138      5.15          5,659         74     5.23
                                                       --------   -------                 --------   --------

        Total interest-bearing liabilities              666,253     9,149      5.49        549,796      7,016     5.10
                                                                  -------                              ------

Noninterest-bearing deposits                             13,588                             13,629
Noninterest-bearing liabilities                           6,545                              7,338
Stockholders' equity                                     60,913                             57,075
                                                       --------                           --------

        Total liabilities and
            stockholders' equity                      $ 747,299                          $ 627,838
                                                       ========                           ========

Net interest income                                              $  5,195                            $  4,846
                                                                  =======                              ======

Interest-rate spread (2)                                                       2.53%                              2.82%
                                                                               ====                               ====

Net average interest-earning assets,
    net interest margin (3)                           $  48,807                2.91%     $  49,116                3.24%
                                                        =======                ====        =======                ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                   1.07                               1.09
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

                               FFLC BANCORP, INC.


The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest and dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered to constitute adjustments to yields.

                                                                           Six Months Ended June 30,
                                                       ------------------------------------------------------------------
                                                                     2001                             2000
                                                       -------------------------------     ------------------------------
                                                                              Average                            Average
                                                         Average              Yield/       Average               Yield/
                                                         Balance   Interest    Cost        Balance  Interest      Cost
                                                         -------   --------    ----        -------  --------      ----
                                                                                               ($ in Thousands)
Interest-earning assets:
    Loans                                              $ 637,656     26,295     8.25%    $ 531,334    21,310      8.02%
    Securities                                            45,493      1,441     6.34        35,956     1,131      6.29
    Other interest-earning assets (1)                     21,084        587     5.57        16,795       541      6.44
                                                         -------    -------               --------   -------

        Total interest-earning assets                    704,233     28,323     8.04       584,085    22,982      7.87
                                                                     ------                           ------

Noninterest-earning assets                                30,675                            28,850
                                                         -------                          --------

        Total assets                                   $ 734,908                         $ 612,935
                                                         =======                           =======

Interest-bearing liabilities:
    NOW and money-market accounts                         89,943      1,166     2.59        81,066     1,073      2.65
    Savings accounts                                      19,509        203     2.08        20,856       208      1.99
    Certificates                                         412,272     12,609     6.12       332,297     9,103      5.48
    Advances from Federal Home Loan Bank                 125,022      3,862     6.18        96,275     2,908      6.04
    Other borrowed funds                                   9,524        230     4.83         4,681       119      5.08
                                                       ---------   --------               --------   -------

        Total interest-bearing liabilities               656,270     18,070     5.51       535,175    13,411      5.01
                                                                     ------                           ------

Noninterest-bearing deposits                              13,072                            12,996
Noninterest-bearing liabilities                            5,187                             8,158
Stockholders' equity                                      60,379                            56,606
                                                         -------                          --------

        Total liabilities and stockholders' equity     $ 734,908                         $ 612,935
                                                         =======                           =======

Net interest income                                                $ 10,253                         $  9,571
                                                                     ======                           ======

Interest-rate spread (2)                                                        2.53%                             2.86%
                                                                                ====                              ====

Net average interest-earning assets,
    net interest margin (3)                            $  47,963                2.91%    $  48,910                3.28%
                                                         =======                ====       =======                ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                    1.07                              1.09
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

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended June 30, 2001 and 2000



General Operating Results. Net income for the three-month period ended June 30, 2001 was $1.5 million, or $.41 per basic share and $.40 per diluted share, compared to $1.4 million, or $.39 per basic share and $.38 per diluted share, for the comparable period in 2000. The increase in net income was primarily a result of an increase of $2.5 million in interest income, partially offset by increases of $2.1 million in interest expense and $261,000 in noninterest expense.

Interest Income. Interest income increased $2.5 million or 20.9%, from $11.9 million for the three-month period ended June 30, 2000 to $14.3 million for the three-month period ended June 30, 2001. The increase was due to a $116.1 million or 19.4% increase in average interest-earning assets outstanding for the three months ended June 30, 2001 compared to the 2000 period and an increase in the average yield on interest-earning assets from 7.92% for the three months ended June 30, 2000 to 8.02% for the three months ended June 30, 2001.

Interest Expense. Interest expense increased $2.1 million or 30.4%, from $7.0 million for the three-month period ended June 30, 2000 to $9.1 million for the three-month period ended June 30, 2001. The increase was due primarily to increases of $83.7 million and $32.8 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $444.8 million outstanding during the three months ended June 30, 2000 to $528.5 million outstanding during the comparable period for 2001. Average borrowings increased from $105.0 million during the three months ended June 30, 2000 to $137.7 million for the comparable 2001 period. The average cost of interest-bearing liabilities increased from 5.10% for the three months ended June 30, 2000 to 5.49% for the comparable 2001 period.

Noninterest Income. Noninterest income increased $94,000 or 21.2% from $443,000 during the 2000 period to $537,000 during the 2001 period. The increase was mainly due to a $101,000 increase in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $261,000 or 9.4% from $2.8 million for the three-month period ended June 30, 2000 to $3.1 million for the three-month period ended June 30, 2001. The increase was primarily due to increases of $112,000 in salaries and employee benefits, $43,000 in occupancy expense and $38,000 in data processing expense related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $861,000 for the three-month period ended June 30, 2000 (an effective tax rate of 38.5%) to $882,000 (an effective tax rate of 37.5%) for the corresponding period in 2001.

                               FFLC BANCORP, INC.

        Comparison of the Six-Month Periods Ended June 30, 2001 and 2000



General Operating Results. Net income for the six-month period ended June 30, 2001 was $2.9 million, or $.82 per basic share and $.80 per diluted share, compared to $2.7 million, or $.76 per basic share and $.74 per diluted share, for the comparable period in 2000. That increase was mainly due to an increase in interest income of $5.3 million, partially offset by increases in interest expense of $4.7 million and noninterest expense of $468,000.

Interest Income. Interest income increased $5.3 million or 23.2%, from $23.0 million for the six-month period ended June 30, 2000 to $28.3 million for the comparable period in 2001. The increase was due to a $120.1 million or 20.6% increase in average interest-earning assets outstanding for the six months ended June 30, 2001 compared to the 2000 period and an increase in the average yield earned on interest-earning assets from 7.87% for the six months ended June 30, 2000 to 8.04% for the six months ended June 30, 2001.

Interest Expense. Interest expense increased $4.7 million or 34.7%, from $13.4 million for the six-month period ended June 30, 2000 to $18.1 million for the six-month period ended June 30, 2001. The increase was due primarily to increases of $87.5 million and $33.6 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $434.2 million outstanding during the six months ended June 30, 2000 to $521.7 million outstanding during the comparable period for 2001. Average borrowings increased from $101.0 million outstanding during the six months ended June 30, 2000 to $134.5 million for the comparable 2001 period. The average cost of interest-bearing liabilities increased from 5.01% for the six months ended June 30, 2000 to 5.51% for the comparable 2001 period.

Noninterest Income. Nonininterest income increased $162,000, or 19.1% from
   $846,000 for the six months ended June 30, 2000 to $1.0 million for the comparable period in 2001. This was mainly due to an increase of $122,000 in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $468,000 or 8.4%, from $5.5 million for the six-month period ended June 30, 2000 to $6.0 million for the six-month period ended June 30, 2001. The increase was primarily due to increases in salaries and employee benefits of $179,000, occupancy expense of $101,000 and data processing expense of $60,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision was $1.7 million for the six-month period ended June 30, 2001 (an effective tax rate of 37.5%) compared to $1.7 million (an effective tax rate of 38.9%) for the corresponding period for 2000.

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

Management actively monitors and manages its interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company's market risk exposure since December 31, 2000.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

   There are no material pending legal proceeding to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

Item 2. Changes in Securities

   Not applicable

Item 3. Default upon Senior Securities

   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders (the "Annual Meeting") of FFLC Bancorp, Inc. was held on May 10, 2001, to consider the election of three directors each for a term of three years and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 2001. At the Annual Meeting, incumbent Directors Howard H. Hewitt, H.D. Robuck, Jr., and Stephen T. Kurtz were reelected. The terms of Directors James P. Logan, Ted
   R. Ostrander, Jr., Joseph J. Junod, Claron D. Wagner and Paul K. Mueller continued after the Annual Meeting.

   At the Annual Meeting, 3,017,859 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of three directors, each for a term of three years:

                                                                     Abstentions
                                                                      and Broker
                                   For        Withheld    Against     Nonvotes
                                   ---        --------    -------     --------

       Howard H. Hewitt         2,977,038      40,821          --           --
                                =========      ======     =======     ========

       H.D. Robuck, Jr.         2,974,149      43,710          --           --
                                =========      ======     =======     ========

       Stephen T. Kurtz         2,978,633      39,226          --           --
                                =========      ======     =======     ========

                               FFLC BANCORP, INC.

   Proposal II:

   To ratify the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the year ending December 31, 2001

                                                                    Abstentions
                                                                     and Broker
                                     For    Withheld     Against       Nonvotes
                                     ---    --------     -------       --------

                               3,001,497          --      11,133          5,229
                               =========     =======      ======          =====

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

     (b)  Reports on Form 8-K.
          There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                               FFLC BANCORP, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FFLC BANCORP, INC.
                             (Registrant)





Date:  July 27, 2001       By: /s/ Stephen T. Kurtz
      ---------------          -----------------------------------------------
                               Stephen T. Kurtz, President and Chief Executive
                                 Officer





Date:  July 27, 2001       By: /s/ Paul K. Mueller
      ---------------          -----------------------------------------------
                               Paul K. Mueller, Executive Vice President and
                                 Treasurer