Form 10-Q
period 2001-09-30
FFLC BANCORP INC
filed 2001-10-30
CIK 912738

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ________________________


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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     Common stock, par value $.01 per share
                     --------------------------------------

                3,561,166 shares outstanding at October 23, 2001
                ------------------------------------------------

                               FFLC BANCORP, INC.

                                      INDEX

Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                             Page
                                                                                            ----
     Condensed Consolidated Balance Sheets -
       at September 30, 2001 (unaudited) and at December 31, 2000.............................2

     Condensed Consolidated Statements of Income -
       Three and Nine Months ended September 30, 2001 and 2000 (unaudited)....................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Nine Months ended September 30, 2001 (unaudited).......................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 2001 and 2000 (unaudited)............................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited).......................7-9

     Review by Independent Certified Public Accountants......................................10

     Report on Review by Independent Certified Public Accountants............................11

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................................12-19

   Item 3. Quantitative and Qualitative Disclosures about Market Risk........................20

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................................20

   Item 2.  Changes in Securities............................................................20

   Item 3.  Default upon Senior Securities...................................................20

   Item 5.  Other Information................................................................20

   Item 6.  Exhibits and Reports on Form 8-K.................................................21

SIGNATURES...................................................................................22

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                     ($ in thousands, except share amounts)


                                                                                At                   At
                                                                            September 30,        December 31,
                                                                               2001                 2000
                                                                               ----                 ----
            Assets                                                           (unaudited)

Cash and due from banks                                                      $  18,396               16,036
Interest-bearing deposits                                                       24,453               14,445
                                                                             ---------            ---------

            Cash and cash equivalents                                           42,849               30,481

Securities available for sale                                                   56,172               42,717
Loans, net of allowance for loan losses of $4,210 in 2001
    and $3,552 in 2000                                                         675,526              615,484
Accrued interest receivable                                                      4,114                3,750
Premises and equipment, net                                                     13,887               11,490
Foreclosed real estate                                                             163                  276
Federal Home Loan Bank stock, at cost                                            7,450                6,150
Other assets                                                                     1,079                1,145
                                                                             ---------            ---------

            Total                                                            $ 801,240              711,493
                                                                             =========            =========

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                         14,419               13,335
    NOW and money-market accounts                                              104,857               86,509
    Savings accounts                                                            19,961               19,143
    Certificates                                                               431,001              399,898
                                                                             ---------            ---------

            Total deposits                                                     570,238              518,885

Advances from Federal Home Loan Bank                                           149,000              123,000
Other borrowed funds                                                            14,522                6,376
Accrued expenses and other liabilities                                           4,538                3,949
                                                                             ---------            ---------

            Total liabilities                                                  738,298              652,210
                                                                             ---------            ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                          --                   --
    Common stock, $.01 par value, 9,000,000 shares authorized,
        4,539,332 in 2001 and 4,491,646 in 2000 shares issued                       45                   45
    Additional paid-in-capital                                                  31,328               31,010
    Retained income                                                             50,219               47,132
    Accumulated other comprehensive income                                         685                   81
    Treasury stock, at cost (978,421 shares in 2001 and
        959,085 shares in 2000)                                                (19,335)             (18,985)
                                                                             ---------            ---------

            Total stockholders' equity                                          62,942               59,283
                                                                             ---------            ---------

            Total                                                            $ 801,240              711,493
                                                                             =========            =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                     ($ in thousands, except share amounts)

                                                               Three Months Ended                  Nine Months Ended
                                                                   September 30,                     September 30,
                                                           -----------------------------     -----------------------------
                                                               2001            2000               2001             2000
                                                               ----            ----               ----             ----
Interest income:
    Loans                                                   $   13,348           11,894           39,643           33,204
    Securities available for sale                                  739              580            2,180            1,711
    Other interest-earning assets                                  342              359              929              900
                                                            ----------       ----------       ----------       ----------

            Total interest income                               14,429           12,833           42,752           35,815
                                                            ----------       ----------       ----------       ----------

Interest expense:
    Deposits                                                     6,747            6,198           20,725           16,582
    Borrowed funds                                               2,315            1,815            6,407            4,842
                                                            ----------       ----------       ----------       ----------

            Total interest expense                               9,062            8,013           27,132           21,424
                                                            ----------       ----------       ----------       ----------

            Net interest income                                  5,367            4,820           15,620           14,391

Provision for loan losses                                          225              210              825              670
                                                            ----------       ----------       ----------       ----------

            Net interest income after provision
                for loan losses                                  5,142            4,610           14,795           13,721
                                                            ----------       ----------       ----------       ----------

Noninterest income:
    Deposit account fees                                           214              224              635              596
    Other service charges and fees                                 282              179              764              538
    Other                                                           64               10              169              124
                                                            ----------       ----------       ----------       ----------

            Total noninterest income                               560              413            1,568            1,258
                                                            ----------       ----------       ----------       ----------

Noninterest expense:
    Salaries and employee benefits                               1,847            1,666            5,344            4,966
    Occupancy                                                      533              499            1,503            1,368
    Deposit insurance premiums                                      25               23               74               66
    Data processing                                                241              225              735              659
    Professional services                                          152               77              286              224
    Advertising and promotion                                      112               77              320              229
    Other                                                          291              321              954              923
                                                            ----------       ----------       ----------       ----------

            Total noninterest expense                            3,201            2,888            9,216            8,435
                                                            ----------       ----------       ----------       ----------

Income before income taxes                                       2,501            2,135            7,147            6,544

            Income taxes                                           936              828            2,677            2,543
                                                            ----------       ----------       ----------       ----------

Net income                                                  $    1,565            1,307            4,470            4,001
                                                            ==========       ==========       ==========       ==========

Basic income per share of common stock                      $      .44              .37             1.26             1.13
                                                            ==========       ==========       ==========       ==========

Weighted-average number of shares outstanding
    for basic                                                3,557,820        3,540,284        3,544,119        3,543,708
                                                            ==========       ==========       ==========       ==========

Diluted income per share of common stock                    $      .43              .36             1.23             1.10
                                                            ----------       ==========       ==========       ==========

Weighted-average number of shares outstanding
    for diluted                                              3,635,164        3,613,869        3,627,263        3,618,768
                                                            ==========       ==========       ==========       ==========

Dividends per share                                         $      .13              .12              .39              .36
                                                            ==========       ==========       ==========       ==========

See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                Nine Months Ended September 30, 2001 (Unaudited)
                                ($ in thousands)

                                                                                                      Accumulated
                                                                                                         Other
                                                                     Additional                          Compre-      Total
                                                            Common    Paid-In    Treasury    Retained    hensive   Stockholders'
                                                            Stock     Capital     Stock       Income     Income       Equity
                                                           --------   --------   --------     ------    --------   ------------
Balance at December 31, 2000                               $    45     31,010    (18,985)     47,132          81     59,283
                                                                                                                    -------

Comprehensive income:
  Net income (unaudited)                                      --         --         --         4,470        --        4,470

  Net change in unrealized gain on securities
       available for sale, net of income taxes
       of $365 (unaudited)                                    --         --         --          --           604        604
                                                                                                                    -------

Comprehensive income (unaudited)                                                                                      5,074
                                                                                                                    -------

Net proceeds from the issuance of 47,686 shares of
  common stock, stock options exercised
  (unaudited)                                                 --          318       --          --          --          318

Dividends paid (unaudited)                                    --         --         --        (1,383)       --       (1,383)

Purchase of treasury stock, 19,336 shares (unaudited)         --         --         (350)       --          --         (350)
                                                           -------    -------    -------     -------     -------    -------

Balance at September 30, 2001 (unaudited)                  $    45     31,328    (19,335)     50,219         685     62,942
                                                           =======    =======    =======     =======     =======    -------


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                                 Nine Months Ended
                                                                                                  September 30,
                                                                                               2001             2000
                                                                                               ----             ----
Cash flows from operating activities:
    Net income                                                                              $   4,470            4,001
    Adjustments to reconcile net income to net cash provided by operations:
        Provision for loan losses                                                                 825              670
        Depreciation                                                                              605              557
        Credit for deferred income taxes                                                          145             (345)
        Shares committed and dividends to incentive plan participants                            --                524
        Net amortization of premiums or discounts on securities                                   (72)              25
        Net deferral of loan fees and costs                                                       104              (78)
        Gain on sale of foreclosed real estate                                                    (28)             (10)
        Increase in accrued interest receivable                                                  (364)            (869)
        Decrease (increase) in other assets                                                        66             (549)
        Increase in accrued expenses and other liabilities                                        369            2,335
                                                                                            ---------        ---------

                    Net cash provided by operating activities                                   5,830            6,261
                                                                                            ---------        ---------

Cash flows from investing activities:
    Proceeds from maturities and principal repayments on securities available for sale          8,750            3,443
    Purchase of securities available for sale                                                 (21,164)          (4,383)
    Loan disbursements                                                                       (148,283)        (153,568)
    Principal repayments on loans                                                              87,006           57,079
    Purchase of premises and equipment, net                                                    (3,002)          (2,054)
    Purchase of Federal Home Loan Bank stock                                                   (1,300)            (800)
    Proceeds from sales of foreclosed real estate                                                 447              553
                                                                                            ---------        ---------

                    Net cash used in investing activities                                     (77,546)         (99,730)
                                                                                            ---------        ---------


                                                                    (continued)

                               FFLC BANCORP, INC.

                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                          2001             2000
                                                                                          ----             ----
Cash flows from financing activities:
    Net increase in deposits                                                           $ 51,353            74,090
    Net increase in advances from Federal Home Loan Bank                                 26,000            16,000
    Net increase in other borrowed funds                                                  8,146             2,987
    Issuance of common stock                                                                318               254
    Purchase of treasury stock                                                             (350)           (1,038)
    Dividends paid on common stock                                                       (1,383)           (1,291)
                                                                                       --------          --------

                Net cash provided by financing activities                                84,084            91,002
                                                                                       --------          --------

Net increase (decrease) in cash and cash equivalents                                     12,368            (2,467)

Cash and cash equivalents at beginning of period                                         30,481            34,339
                                                                                       --------          --------

Cash and cash equivalents at end of period                                             $ 42,849            31,872
                                                                                       ========          ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                       $ 26,957            20,831
                                                                                       --------          --------

        Income taxes                                                                   $  2,823             2,745
                                                                                       ========          ========

    Noncash investing and financing activities:
        Accumulated other comprehensive income, net change in unrealized
            gain on securities available for sale, net of tax                          $    604                42
                                                                                       ========          ========

        Transfers from loans to foreclosed real estate                                 $    395               707
                                                                                       ========          ========

        Loans originated on sales of foreclosed real estate                            $     89               208
                                                                                       ========          ========

        Loans funded by and sold to correspondent                                      $ 11,542               555
                                                                                       ========          ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2001 and the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

     The condensed consolidated financial statements include the accounts of FFLC Bancorp, Inc. (the "Holding Company"), its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Bank"), its 90% owned subsidiary, First Alliance Title, LLC ("First Alliance") and the Bank's wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). During the third quarter of 2001, First Alliance was organized to facilitate the sale of title insurance. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Loans. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated ($ in thousands):

                                                        At September 30, 2001       At December 31, 2000
                                                       -----------------------    -------------------------
                                                                        % of                         % of
                                                         Amount         Total       Amount           Total
                                                         ------         -----       ------           -----
Mortgage loans:
    One-to-four-family                                 $ 415,598        59.90%    $ 409,600          64.97%
    Construction and land                                 21,912         3.16        13,006           2.06
    Multi-family                                          20,118         2.90        17,602           2.79
    Commercial real estate                               103,734        14.95        79,729          12.65
                                                         -------      -------       -------         ------

        Total mortgage loans                             561,362        80.91       519,937          82.47

Consumer loans                                           114,448        16.49        95,824          15.20
Commercial loans                                          18,050         2.60        14,677           2.33
                                                         -------      -------       -------        -------

        Total loans (1)                                  693,860       100.00%      630,438         100.00%
                                                                       ======                       ======

Less:
    Loans in process                                     (14,745)                   (12,128)
    Unearned discounts, premiums and deferred loan
        fees, net (includes dealer prepaid fees)             621                        726
    Allowance for loan losses                             (4,210)                    (3,552)
                                                         -------                    -------

        Loans, net                                     $ 675,526                  $ 615,484
                                                         =======                    =======


                                                                   (continued)

                               FFLC BANCORP, INC.

2.   Loans, Continued.

     (1) Total loans outstanding by department consists of the following ($ in thousands):

                                                At
                         -----------------------------------------------
                           September 30, 2001        December 31, 2000
                         ----------------------    ---------------------
                                         % of                    % of
                           Amount        Total       Amount      Total
                           ------        -----       ------      -----

     Residential         $ 408,869       58.93%    $ 404,494     64.16%
     Commercial            170,543       24.58       130,120     20.64
     Consumer              114,448       16.49        95,824     15.20
                           -------     -------      --------    ------

                         $ 693,860      100.00%    $ 630,438    100.00%
                           =======      ======       =======    ======


3. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118.

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                   --------------------    ---------------------
                                    2001         2000         2001       2000
                                    ----         ----         ----       ----

     Beginning balance             $ 4,054      3,182        3,552       2,811
     Provision for loan losses         225        210          825         670
     Net loans charged-off             (69)       (15)        (167)       (104)
                                    ------    -------       ------      ------

     Ending balance                $ 4,210      3,377        4,210       3,377
                                     =====      =====        =====       =====

     The following summarizes the amount of impaired loans, all of which are collateral dependent (in thousands):

                                                                             At
                                                               -----------------------------
                                                               September 30,    December 31,
                                                                   2001            2000
                                                                   ----            ----
    Loans identified as impaired:
       Gross loans with no related allowance for losses           $ --              --
       Gross loans with related allowance for losses recorded        597           1,280
       Less:  Allowances on these loans                             (240)           (192)
                                                                  ------          ------

    Net investment in impaired loans                              $  357           1,088
                                                                  ======          ======

                                                                   (continued)

                               FFLC BANCORP, INC.

3. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                                ------------------     ------------------
                                                 2001        2000       2001         2000
                                                 ----        ----       ----         ----
Average net investment in impaired loans        $ 364       1,088        723        1,117
                                                =====       =====      =====        =====

Interest income recognized on impaired loans    $  --          12         81           26
                                                =====       =====      =====        =====

Interest income received on impaired loans      $  --          12         81           26
                                                =====       =====      =====        =====

     During the second quarter of 2001, an impaired loan in the amount of $1.3 million was repaid.

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

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                                   -----------------------------       ----------------------------
                                                                     2001               2000             2001              2000
                                                                     ----               ----             ----              ----
Weighted-average shares of common stock issued
  and outstanding before adjustments for ESOP,
  RRP and common stock options                                      3,560,555         3,564,592         3,546,854         3,581,168

Adjustment to reflect the effect of unallocated
  ESOP and RRP shares                                                  (2,735)          (24,308)           (2,735)          (37,460)
                                                                   ----------        ----------        ----------        ----------

Weighted-average common shares for basic
  income per share                                                  3,557,820         3,540,284         3,544,119         3,543,708
                                                                   ==========        ==========        ==========        ==========

Basic income per share                                             $      .44               .37              1.26              1.13
                                                                   ==========        ==========        ==========        ==========

Total weighted-average common shares and
  equivalents outstanding for basic income
  per share computation                                             3,557,820         3,540,284         3,544,119         3,543,708

Additional dilutive shares using the average market
  value for the period utilizing the treasury stock
  method regarding stock options                                       77,344            73,585            83,144            75,060
                                                                   ----------        ----------        ----------        ----------

Weighted-average common shares and equivalents
  outstanding for diluted income per share                          3,635,164         3,613,869         3,627,263         3,618,768
                                                                   ==========        ==========        ==========        ==========

Diluted income per share                                           $      .43               .36              1.23              1.10
                                                                   ==========        ==========        ==========        ==========

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2001, and for the three- and nine-month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2001, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2001 and 2000, the related condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2001 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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


HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 5, 2001

                               FFLC BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


General

     FFLC Bancorp, Inc. (the "Holding Company") is the holding company for its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Bank"), its 90% owned subsidiary, First Alliance Title, LLC and the Bank's wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). During the third quarter of 2001, First Alliance Title, LLC was created to facilitate the sale of title insurance. The Company's consolidated results of operations are primarily those of the Bank.

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

                               FFLC BANCORP, INC.

Liquidity and Capital Resources

     The Company's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets are dependent on the Company's lending, investing, operating, and deposit activities during any given period. At September 30, 2001, cash, amounts due from depository institutions and interest-bearing deposits, totaled $42.8 million.

     The OTS has  issued an  interim  final  rule that  removes  the  regulatory provisions establishing the required liquidity level and containing the definitions needed to calculate the level. The repeal of Section 6 of HOLA, and the removal of the regulatory section, places savings associations on the same basis as other insured depositories that do not have statutorily mandated liquidity requirements. Instead of a specific regulation, the OTS has amended its management and financial policies to provide that savings associations and their service corporations be well managed and operate on a safe and sound basis. To meet those requirements, each savings association and its service corporation maintain sufficient liquidity to ensure its safe and sound operation. The Bank continued to maintain an adequate liquidity level at September 30, 2001.

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

     At September 30, 2001, the Bank had outstanding commitments to originate $12.5 million of loans and to fund the undisbursed portion of loans in process of approximately $14.7 million and undisbursed lines of credit of approximately $40.5 million. The Bank believes that it will have sufficient funds available to meet its commitments. At September 30, 2001, certificates of deposit which were scheduled to mature in one year or less totaled $323.2 million. Management believes, based on past experience, that a significant portion of those funds will remain with the Bank.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


     As of September 30, 2001, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and percentages at September 30, 2001 are also presented in the table.

                                                                                            To Be Well
                                                                     Minimum                Capitalized
                                                                   For Capital              For Prompt
                                                                    Adequacy              Corrective Action
                                         Actual                     Purposes                 Provisions
                                         ------                     --------                 ----------
                                      %       Amount               %      Amount             %      Amount
                                      -       ------               -      ------             -      ------
                                                                  ($ in thousands)

Stockholders' equity,
    and ratio to total
    assets                          7.30%   $  58,525
Less: investment in
    nonincludable
    subsidiary                                   (455)
Less: unrealized gain on
    securities available for sale                (726)
                                             --------

Tangible capital,
    and ratio to adjusted
    total assets                    7.17%   $  57,344           1.5%    $ 12,002
                                             ========                     ======

Tier 1 (core) capital, and
    ratio to adjusted total
    assets                          7.17%   $  57,344           3.0%    $ 24,004            5.0%   $  40,007
                                             ========                     ======                     =======

Tier 1 capital, and ratio
    to risk-weighted assets        11.16%      57,344           4.0%    $ 20,558            6.0%   $  30,837
                                                                          ======                     =======

Less: Nonincludable investment
    in 80% land loans                            (434)

Tier 2 capital (allowance for
    loan losses)                                3,840
                                             --------

Total risk-based capital,
    and ratio to risk-
    weighted assets                11.82%   $  60,750           8.0%    $ 41,116           10.0%   $  51,396
                                             ========                     ======                     =======

Total assets                                $ 801,329
                                             ========

Adjusted total assets                       $ 800,148
                                             ========

Risk-weighted assets                        $ 513,955
                                             ========

                               FFLC BANCORP, INC.

     The following table shows selected ratios for the periods ended or at the dates indicated:

                                                           Nine Months                           Nine Months
                                                              Ended           Year Ended            Ended
                                                          September 30,       December 31,      September 30,
                                                              2001             2000                 2000
                                                          -------------       ------------      -------------
        Average equity as a percentage
           of average assets                                   8.11%              8.88%            9.03%

        Total equity to total assets at end of period          7.86%              8.33%            8.45%

        Return on average assets (1)                            .79%               .82%             .85%

        Return on average equity (1)                           9.77%              9.24%            9.36%

        Noninterest expense to average assets (1)              1.63%              1.76%            1.78%

        Nonperforming assets to total assets
           at end of period                                     .28%               .39%             .42%

        Operating efficiency ratio (1)                        53.62%             54.44%           53.90%

(1)  Annualized for the nine months ended September 30, 2001 and 2000.

                                                                     At             At               At
                                                                September 30,   December 31,     September 30,
                                                                    2001           2000             2000
                                                                ------------    ------------     -------------
   Weighted-average interest rates:
        Interest-earning assets:
           Loans                                                   7.82%           8.17%            8.10%
           Securities                                              5.63%           6.50%            6.62%
           Other interest-earning assets                           4.08%           6.55%            6.89%
                Total interest-earning assets                      7.51%           8.02%            7.97%
        Interest-bearing liabilities:
           Interest-bearing deposits                               4.50%           5.29%            5.21%
           Borrowed funds                                          5.60%           6.13%            6.14%
                Total interest-bearing liabilities                 4.75%           5.51%            5.39%
        Interest-rate spread                                       2.76%           2.51%            2.58%

Change in Financial Condition

Total assets increased $89.7 million or 12.6%, from $711.5 million at December 31, 2000 to $801.2 million at September 30, 2001, primarily as a result of an increase in net loans of $60.0 million. Deposits increased $51.4 million from $518.9 million at December 31, 2000 to $570.2 million at September 30, 2001. The $3.7 million net increase in stockholders equity during the nine months ended September 30, 2001 resulted from net income of $4.5 million, proceeds of $.3 million from stock options exercised and an increase of $.6 million in accumulated other comprehensive income, partially offset by repurchases of the Company's stock of $.4 million and dividends paid of $1.4 million.

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

                                                                               Three Months Ended September 30,
                                                               --------------------------------------------------------------
                                                                            2001                            2000
                                                               -----------------------------  -------------------------------
                                                                                     Average                         Average
                                                                 Average             Yield/   Average                 Yield/
                                                                 Balance  Interest    Cost    Balance     Interest     Cost
                                                                 -------  --------    ----    -------     --------     ----
                                                                                      ($ in Thousands)
Interest-earning assets:
    Loans                                                      $ 664,371   13,348     8.04%  $ 580,948     11,894      8.19%
    Securities                                                    53,351      739     5.54      35,673        580      6.50
    Other interest-earning assets (1)                             32,033      342     4.27      20,656        359      6.95
                                                                --------   ------              -------     ------

        Total interest-earning assets                            749,755   14,429     7.70     637,277     12,833      8.05
                                                                           ------                          ------

Noninterest-earning assets                                        34,629                        28,994
                                                                --------                       -------

        Total assets                                           $ 784,384                     $ 666,271
                                                                 =======                       =======

Interest-bearing liabilities:
    NOW and money-market accounts                                100,664      574     2.28      82,315        546      2.65
    Savings accounts                                              19,617       95     1.94      19,722        107      2.17
    Certificates                                                 425,005    6,078     5.72     369,952      5,545      6.00
    Advances from Federal Home Loan Bank                         144,054    2,177     6.04     109,902      1,736      6.32
    Other borrowed funds                                          13,160      138     4.19       6,052         79      5.22
                                                                 -------   ------              -------     ------

        Total interest-bearing liabilities                       702,500    9,062     5.16     587,943      8,013      5.45
                                                                           ------                          ------

Noninterest-bearing deposits                                      13,837                        14,011
Noninterest-bearing liabilities                                    5,853                         6,491
Stockholders' equity                                              62,194                        57,826
                                                                --------                       -------

        Total liabilities and stockholders' equity             $ 784,384                     $ 666,271
                                                                 =======                       =======

Net interest income                                                      $  5,367                        $  4,820
                                                                           ======                          ======

Interest-rate spread (2)                                                              2.54%                            2.60%
                                                                                      ====                             ====

Net average interest-earning assets, net interest margin (3)   $  47,255              2.86%  $  49,334                 3.03%
                                                                 =======              ====     =======                 ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                            1.07                          1.08
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

                                                                                  Nine Months Ended September 30,
                                                              ---------------------------------------------------------------------
                                                                             2001                                2000
                                                              ---------------------------------    --------------------------------
                                                                                       Average                             Average
                                                                Average                Yield/        Average                Yield/
                                                                Balance     Interest    Cost         Balance    Interest     Cost
                                                                -------     --------    ----         -------    --------     ----
                                                                                         ($ in Thousands)
Interest-earning assets:
    Loans                                                      $ 646,659     39,643     8.17%      $ 547,992     33,204      8.08%
    Securities                                                    48,141      2,180     6.04          35,861      1,711      6.36
    Other interest-earning assets (1)                             24,774        929     5.00          18,092        900      6.63
                                                                --------   --------                 --------   --------

        Total interest-earning assets                            719,574     42,752     7.92         601,945     35,815      7.93
0                                                                             ------                              ------

Noninterest-earning assets                                        32,412                              28,958
                                                                --------                             -------

        Total assets                                           $ 751,986                           $ 630,903
                                                                ========                             =======

Interest-bearing liabilities:
    NOW and money-market accounts                                 93,539      1,740     2.48          81,464      1,619      2.65
    Savings accounts                                              19,545        298     2.03          20,476        315      2.05
    Certificates                                                 416,563     18,687     5.98         344,940     14,648      5.66
    Advances from Federal Home Loan Bank                         131,436      6,039     6.13         100,850      4,644      6.14
    Borrowed funds                                                10,749        368     4.56           5,141         198     5.14
                                                                --------   --------                 --------     -------

        Total interest-bearing liabilities                       671,832     27,132     5.38         552,871     21,424      5.17
                                                                             ------                              ------

Noninterest-bearing deposits                                      13,343                              13,354
Noninterest-bearing liabilities                                    5,818                               7,678
Stockholders' equity                                              60,993                              57,000
                                                                --------                            --------

        Total liabilities and stockholders' equity             $ 751,986                           $ 630,903
                                                                 =======                             =======

Net interest income                                                        $ 15,620                            $ 14,391
                                                                             ======                              ======

Interest-rate spread (2)                                                                2.54%                                2.76%
                                                                                        ====                                 ====

Net average interest-earning assets, net interest margin (3)  $  47,742                 2.89%      $  49,074                 3.19%
                                                                =======                 ====         =======                 ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                            1.07                               1.09
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

                               FFLC BANCORP, INC.

        Comparison of the Three Months Ended September 30, 2001 and 2000


General Operating Results. Net income for the three-month period ended September
     30, 2001 was $1.6 million, or $.44 per basic and $.43 per diluted share, respectively, compared to $1.3 million, or $.37 per basic and $.36 per diluted share, respectively, for the comparable period in 2000. The increase in net income was primarily a result of an increase of $1.6 million in interest income, partially offset by increases of $1.0 million in interest expense and $313,000 in noninterest expense.

Interest Income.  Interest  income  increased $1.6 million or 12.4%,  from $12.8 million for the three-month period ended September 30, 2000 to $14.4 million for the three-month period ended September 30, 2001. The increase was due to a $112.5 million or 17.6% increase in average interest-earning assets outstanding for the three months ended September 30, 2001 compared to the 2000 period, partially offset by an decrease in the average yield earned on interest-earning assets from 8.05% for the three months ended September 30, 2000 to 7.70% for the three months ended September 30, 2001.

Interest Expense.  Interest expense  increased $1.0 million or 13.1%,  from $8.0 million for the three-month period ended September 30, 2000 to $9.1 million for the three-month period ended September 30, 2001. The increase was due to increases of $73.3 million and $41.3 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $472.0 million outstanding during the three months ended September 30, 2000 to $545.3 million outstanding during the comparable period for 2001. Average borrowings increased from $116.0 million during the three months ended September 30, 2000 to $157.2 million for the comparable 2001 period. The average yield paid on interest-bearing liabilities decreased from 5.45% for the three months ended September 30, 2000 to 5.16% for the comparable 2001 period.

Noninterest Income. Noninterest income increased $147,000 or 35.6% from $413,000 during the 2000 period to $560,000 during the 2001 period. The increase was mainly due to a $103,000 increase in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $313,000 or 10.8% from $2.9 million for the three-month period ended September 30, 2000 to $3.2 million for the three-month period ended September 30, 2001. The increase was primarily due to increases of $181,000 in salaries and employee benefits, $34,000 in occupancy expense and $75,000 in professional services related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $828,000 for the three-month period ended September 30, 2000 (an effective tax rate of 38.8%) to $936,000 (an effective tax rate of 37.4%) for the corresponding period in 2001.

                               FFLC BANCORP, INC.

     Comparison of the Nine-Month Periods Ended September 30, 2001 and 2000


General Operating Results. Net income for the nine-month period ended September
   30, 2001 was $4.5 million, or $1.26 per basic and $1.23 per diluted share, respectively, compared to $4.0 million, or $1.13 per basic and $1.10 per diluted share, respectively, for the comparable period in 2000. The increase was primarily due to an increase in interest income of $6.9 million, partially offset by increases in interest expense of $5.7 million and noninterest expense of $781,000.

Interest Income. Interest income increased $6.9 million or 19.4%, from $35.8 million for the nine-month period ended September 30, 2000 to $42.8 million for the comparable period in 2001. The increase was due to a $117.6 million or 19.5% increase in average interest-earning assets outstanding for the nine months ended September 30, 2001 compared to the 2000 period, partially offset by a decrease in the average yield earned on interest-earning assets from 7.93% for the nine months ended September 30, 2000 to 7.92% for the nine months ended September 30, 2001.

Interest Expense. Interest expense increased $5.7 million or 26.6%, from $21.4 million for the nine-month period ended September 30, 2000 to $27.1 million for the nine-month period ended September 30, 2001. The increase was due to increases of $82.8 million and $36.2 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $446.9 million outstanding during the nine months ended September 30, 2000 to $529.6 million outstanding during the comparable period for 2001. Average borrowings increased from $106.0 million outstanding during the nine months ended September 30, 2000 to $142.2 million for the comparable 2001 period. The average yield paid on interest-bearing liabilities increased from 5.17% for the nine months ended September 30, 2000 to 5.38% for the comparable 2001 period.

Noninterest Income. Noninterest income increased $310,000 or 24.6% from $1.3 million for the nine-months ended September 30, 2000 to $1.6 million for the comparable 2001 period. This increase was primarily due to an increase of $226,000 in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $781,000 or 9.26%, from $8.4 million for the nine-month period ended September 30, 2000 to $9.2 million for the nine-month period ended September 30, 2001. The increase was primarily due to increases in salaries and employee benefits of $378,000, occupancy expense of $135,000 and advertising and promotion expense of $91,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $2.5 million for the nine-month period ended September 30, 2000 (an effective tax rate of 38.9%) to $2.7 million (an effective tax rate of 37.5%) for the corresponding period for 2001.

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

     *** Incorporated herein by reference into this document from the 2000 FFLC Bancorp, Inc. Form 10-K filed March 22, 2001.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the three months ended September 30, 2001.

                               FFLC BANCORP, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FFLC BANCORP, INC.
                                          (Registrant)






Date:  October 25, 2001                By:  /s/  Stephen  T.  Kurtz
       ----------------                     ---------------------------------
                                              Stephen T. Kurtz, President and
                                                Chief Executive Officer





Date:  October 25, 2001                By:  /s/  Paul K. Mueller
       ----------------                     ---------------------------------
                                              Paul K. Mueller, Executive Vice
                                                President and Treasurer