Form 10-K
period 2001-12-31
FFLC BANCORP INC
filed 2002-03-22
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001 Commission File Number 0-22608


                               FFLC BANCORP, INC.
              ----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $64,115,829 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 7, 2002.

The Registrant had 3,572,712 shares outstanding as of March 7, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001. (Part II and IV)
2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

                                      INDEX

PART I                                                                     Page

Item I.    Description of Business

             Business                                                         3
             Market Area and Competition                                      3
             Market Risk                                                      4
             Lending Activities                                             4-9
             Asset Quality                                                 9-14
             Investment Activities                                           15
             Mortgage-Backed Securities                                      15
             Investment Securities                                        15-17
             Sources of Funds                                             18-20
             Borrowings                                                      21
             Subsidiary Activities                                        21-22
             Personnel                                                       22
             Regulation and Supervision                                   22-28
             Federal and State Taxation                                   29-30

Item 2.    Properties                                                     31-32

Item 3.    Legal Proceedings                                                 33

Item 4.    Submission of Matters to a Vote of Security Holders               33

PART II

Item 5.    Market for Registrant's Common Equity and Related
                             Stockholder Matters                             33

Item 6.    Selected Financial Data                                           33

Item 7.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                       33

Item 8.    Financial Statements and Supplementary Data                       33

Item 9.    Change In and Disagreements with Accountants on
                             Accounting and Financial Disclosure             33

PART III

Item 10.   Directors and Executive Officers of the Registrant                33

Item 11.   Executive Compensation                                            34

Item 12.   Security Ownership of Certain Beneficial Owners and Management    34

Item 13.   Certain Relationships and Related Transactions                    34

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   35

SIGNATURES                                                                   36

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Business

FFLC Bancorp, Inc., ("FFLC" or the "Company") was incorporated in Delaware on September 16, 1993, and acquired First Federal Savings Bank of Lake County (the "Bank") in connection with the Bank's conversion to stock form on January 4, 1994. The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") which mainly transacts its business through its subsidiary, the Bank. At December 31, 2001, the Company had total assets of $823.2 million and stockholders' equity of $64.1 million.

The Bank was established in 1934 as a federally-chartered mutual savings and loan association. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2001, the Bank had total assets of $822.9 million and stockholders' equity of $60.1 million.

The Bank is a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Lake, Sumter and Citrus counties in central Florida. Management believes that its offices are located in communities that generally can be characterized as rural service and retirement communities with residential neighborhoods comprised predominately of one-to-four-family residences. The Bank is the largest (by asset size) locally-based financial institution in Lake County, and serves its market area with a wide selection of residential mortgage loans and other retail financial services. Management considers the Bank's reputation for financial strength and customer service as a major advantage in attracting and retaining customers in its market area and believes it benefits from its community orientation as well as its established deposit base and level of core deposits.

During 2001, First Alliance Title, L.L.C., a 90% owned subsidiary of the Company, was formed to facilitate the sale of title insurance. This subsidiary had only a minimal amount of activity during 2001.

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

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 8 of Notes to Consolidated Financial Statements.

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

Lending Activities

Loan Portfolio. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2001, the Bank's total gross loans outstanding were $703.9 million, of which $413.7 million or 58.77% of the Bank's total loan portfolio were one-to-four-family residential first mortgage loans. Of the one-to-four-family residential mortgage loans outstanding at that date, approximately 36% were fixed rate loans and 64% were adjustable-rate ("ARM") loans. At the same date, commercial real estate loans and other loans on improved real estate totaled $108.8 million, or 15.46% of the Bank's total loan portfolio; construction (excluding construction/permanent loans) and land loans totaled $23.0 million or 3.26% of the Bank's total loan portfolio; and multi-family mortgage loans totaled $20.3 million or 2.88% of the Bank's total loan portfolio. Consumer, commercial and other loans held by the Bank, which principally consist of home equity loans, deposit, consumer, commercial and other loans, totaled $138.1 million or 19.63% of the Bank's total loan portfolio at December 31, 2001.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated:



                                                                             At December 31,
                                      -----------------------------------------------------------------------------------
                                           1997                   1998                 1999                2000
                                      -----------------     -----------------     -----------------    -----------------
                                                  % of                  % of                  % of                % of
                                       Amount     Total      Amount     Total      Amount     Total     Amount    Total
                                       ------     -----      ------     -----      ------     -----     ------    -----
                                                                            (Dollars in thousands)
Mortgage loans:
      One-to-four-family              $ 245,524   74.64%  $ 283,372     70.59%   $ 354,317    68.28%  $ 409,600   64.97%
      Construction and land               3,528    1.07%     11,683      2.91%      11,861     2.29%     13,006    2.06%
      Multi-family                        4,464    1.36%      8,165      2.04%      13,394     2.58%     17,602    2.79%
      Commercial real estate
           and other                     37,975   11.54%     44,211     11.01%      61,052    11.76%     79,729   12.65%
                                      ---------   ------  ---------    ------    ---------   ------   ---------  ------

                     Total mortgage
                           loans        291,491   88.61%    347,431     86.55%     440,624    84.91%    519,937   82.47%

Consumer loans                           32,834    9.98%     43,490     10.83%      64,042    12.34%     95,824   15.20%
Commercial loans                          4,632    1.41%     10,532      2.62%      14,285     2.75%     14,677    2.33%
                                      ---------   ------  ---------    ------    ---------   ------   ---------  ------

                     Total loans
                        receivable (1)  328,957  100.00%    401,453    100.00%     518,951   100.00%    630,438  100.00%
                                                ========              ========              ========            ========

Less:
      Loans in process                  (12,253)            (10,637)               (15,907)             (12,128)
      Net deferred loan costs               333                 526                    668                  726
      Allowance for loan losses          (1,684)             (2,283)                (2,811)              (3,552)
                                      ---------           ---------              ---------            ---------

                     Loans receivable,
                          net         $ 315,353           $ 389,059            $   500,901            $ 615,484
                                      =========           =========            ===========            =========
----------------------------
(1) Total loans receivable
      outstanding by department
      consists of the following:
           Residential                $ 253,159   76.96%  $ 287,874     71.71%   $ 353,422    68.10%  $ 404,494   64.16%
           Commercial                    42,964   13.06%     70,089     17.46%     101,487    19.56%    130,120   20.64%
           Consumer                      32,834    9.98%     43,490     10.83%      64,042    12.34%     95,824   15.20%
                                      ---------   -----   ---------    ------    ---------   ------   ---------  ------

                                      $ 328,957  100.00%  $ 401,453    100.00%   $ 518,951   100.00%  $ 630,438  100.00%
                                      =========  ======   =========    ======    =========   ======   =========  ======




                                            At December 31,
                                         ---------------------
                                                   2001
                                               ---------
                                               % of
                                         Amount           Total
                                         ------           -----
                                                   (Dollars in thousands)
Mortgage loans:
      One-to-four-family                $ 413,712          58.77%
      Construction and land                22,951           3.26%
      Multi-family                         20,304           2.88%
      Commercial real estate
           and other                      108,804          15.46%
                                        ---------         ------

                     Total mortgage
                           loans          565,771          80.37%

Consumer loans                            119,357          16.96%
Commercial loans                           18,814           2.67%
                                        ---------         ------

                     Total loans
                        receivable (1)    703,942         100.00%
                                        =========

Less:
      Loans in process                    (14,310)
      Net deferred loan costs                 592
      Allowance for loan losses            (4,289)
                                         --------

                     Loans receivable,
                          net           $ 685,935
                                        =========
----------------------------
(1) Total loans receivable
      outstanding by department
      consists of the following:
           Residential                  $ 403,897          57.37%
           Commercial                     180,688          25.67%
           Consumer                       119,357          16.96%
                                        ---------          ------

                                        $ 703,942         100.00%
                                        =========         ======

Purchase of Mortgage Loans. From time to time, the Bank purchases mortgage loans originated by other lenders. At December 31, 2001, $4.6 million, or .65% of the Bank's total loan portfolio consisted of purchased mortgage loans or loan participations. Purchased or participated mortgage loans consist of one-to-four-family residential mortgage loans and commercial real estate loans.

Secondary Market Activities. The Bank participates in the secondary market through a correspondent relationship, originating loans (primarily 30-year fixed-rate loans) which are funded by the investor correspondent. Funding by the correspondent eliminates the Bank's interest-rate risk on such loans. Such loans are closed on the Bank's documents with funds provided by the investor correspondent at closing with all credit conditions established by the investor correspondent being satisfied prior to the issuance of a loan commitment. The Bank receives a fee for originating, processing and closing the loans and reports the loans to the OTS as loans originated and sold. In the year ended December 31, 2001, such loans amounted to $14.9 million or 11.28% of total mortgage loans originated.

Loan Originations, Sales and Principal Repayments. The following table sets forth the Bank's loan originations, sales and principal repayments for the periods indicated.


                                                               Year Ended December 31,
                                                       ----------------------------------------
                                                         1999            2000           2001
                                                         ----            ----           ----
                                                                   (In thousands)
Mortgage loans (gross):
     At beginning of year                              $ 347,431        440,624        519,937
                                                       ---------      ---------      ---------
     Mortgage loans originated:
           One-to-four-family                            136,456        106,209        101,977
           Construction and land                           2,387          3,457          9,314
           Multi-family                                    1,037          3,800          4,475
           Commercial real estate                         14,345          9,950         12,408
                                                       ---------      ---------      ---------

               Total mortgage loans originated           154,225        123,416        128,174

     Mortgage loans purchased or participated                 --             --          4,134
                                                       ---------      ---------      ---------

               Total mortgage loans originated and
                     purchased or participated           154,225        123,416        132,308

     Transfer of loans to real estate owned                 (425)          (826)          (656)
     Principal repayments                                (53,619)       (42,156)       (70,892)
     Sales of loans (1)                                   (6,988)        (1,121)       (14,926)
                                                       ---------      ---------      ---------

               At end of year                          $ 440,624        519,937        565,771
                                                       =========      =========      =========

Consumer loans (gross):
     At beginning of year                                 43,490         64,042         95,824
     Loans originated                                     40,873         60,214         68,777
     Principal repayments                                (20,321)       (28,432)       (45,244)
                                                       ---------      ---------      ---------

               At end of year                          $  64,042         95,824        119,357
                                                       =========      =========      =========

Commercial loans (gross):
     At beginning of year                                 10,532         14,285         14,677
     Loans originated                                      6,924          5,632         12,782
     Principal repayments                                 (3,171)        (5,240)        (8,645)
                                                       ---------      ---------      ---------

               At end of year                          $  14,285         14,677         18,814
                                                       =========      =========      =========


(1) Represents loans originated for and funded by correspondents.

Maturities of Loans. The following table shows the contractual maturities of the Bank's loan portfolio at December 31, 2001. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on the Bank's loans totaled $77.1 million, $74.7 million and $124.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.



                                             Mortgage Loans
                                        ------------------------
                                           One-to-                                                    Total
                                            Four-                        Commercial    Consumer       Loans
                                           Family         Other            Loans        Loans       Receivable
                                           ------         -----            -----        -----       ----------
                                                                      (In thousands)
 Amounts due:
    Within 1 year                        $   5,581         11,768          2,872          6,048         26,269
                                         ---------      ---------      ---------      ---------      ---------

    1 to 3 years                             1,743         32,425          4,864         21,701         60,733
    3 to 5 years                             3,458         20,171          8,619         44,502         76,750
    5 to 10 years                            9,250         27,004          2,459         19,275         57,988
    10 to 20 years                          71,659         33,864             --         27,831        133,354
    Over 20 years                          322,021         26,827             --             --        348,848
                                         ---------      ---------      ---------      ---------      ---------

    Total due after 1 year                 408,131        140,291         15,942        113,309        677,673
                                         ---------      ---------      ---------      ---------      ---------

    Total amounts due                      413,712        152,059         18,814        119,357        703,942

    Loans in process                       (14,280)            --             --            (30)       (14,310)
    Net deferred loan fees and costs           592             --             --             --            592
    Allowance for loan losses                 (752)        (2,305)          (337)          (895)        (4,289)
                                         ---------      ---------      ---------      ---------      ---------

Loans receivable, net                    $ 399,272        149,754         18,477        118,432        685,935
                                         =========      =========      =========      =========      =========


Loans Due After December 31, 2002. The following table sets forth at December 31, 2001, the dollar amount of all loans due or scheduled to reprice after December 31, 2002, classified according to whether such loans have fixed or adjustable interest rates.


                                         Due after December 31, 2002
                                         ---------------------------
                                      Fixed      Adjustable      Total
                                      -----      ----------      -----
                                               (In thousands)
Mortgage loans:
          One-to-four-family         $147,220      260,911      408,131
          Construction and land         1,775       14,645       16,420
          Multi-family                  1,428       17,129       18,557
          Commercial real estate       34,058       71,256      105,314

Consumer loans                        101,434       11,875      113,309
Commercial loans                        4,573       11,369       15,942
                                     --------     --------     --------

                    Total            $290,488      387,185      677,673
                                     ========     ========     ========

One-to-Four-Family Mortgage Lending. The Bank's primary residential lending emphasis is on the origination of first mortgage loans secured by one-to-four-family residences within its primary lending area. Such residences are primarily single family homes, including condominium and townhouses, that serve as the primary residence of the owner. To a lesser degree, the Bank makes loans on residences used as second homes or as investments. The Bank also offers second mortgage loans which are underwritten applying the same standards as for first mortgage loans.

In the years ended December 31, 1999, 2000 and 2001, the Bank's total mortgage loan originations, including loans purchased or participated, amounted to $154.2 million, $123.4 million and $132.3 million, respectively, of which $136.5 million, $106.2 million and $102.0 million, respectively, were secured by one-to-four-family properties.

At December 31, 2001, 58.77% of total loans consisted of one-to-four-family residential loans, of which approximately 64% were ARM loans. The Bank's ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. The Bank offers one-, three-, and five-year ARM loans which adjust by a maximum of 2% per adjustment period, with lifetime caps on increases of 5% to 6%, depending upon the program chosen.

The Bank's policy on one-to-four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan, or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%.

Commercial and Multi-Family Real Estate Lending. As of December 31, 2001, $108.8 million, or 15.46% of the Bank's total loan portfolio consisted of commercial real estate loans and $20.3 million, or 2.88% of the Bank's total loan portfolio, consisted of multi-family mortgage loans.

The commercial real estate loans in the Bank's portfolio consist of fixed-rate and ARM loans which were originated at prevailing market rates. The Bank's policy has been to originate commercial or multi-family loans only in its primary market area. Commercial and multi-family mortgage loans are generally made in amounts up to 80% of the appraised value of the property. In making such loans, the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower.

Commercial Loans. As of December 31, 2001, $18.8 million or 2.67% of the Bank's total loan portfolio, consisted of commercial loans.

Construction and Land Loans. The Bank originates loans to finance the construction of one-to-four-family homes and, to a much lesser extent, originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At December 31, 2001, construction (excluding construction/permanent loans) and land loans totaled $23.0 million or 3.26% of the Bank's total loan portfolio.

At December 31, 2001, the Bank had loans in process (undisbursed loan proceeds of construction loans) of $14.3 million which were mainly secured by residential mortgages. The Bank makes residential construction loans to homeowners on a long-term basis with amortization beginning at the conclusion of construction, usually a period of about six months. Such loans are carried in the one-to-four-family category and are not separately classified as construction loans. Residential construction loans to builders are carried in the construction and land category.

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

Consumer Lending. At December 31, 2001, $119.4 million or 16.96% of the Bank's total loan portfolio consisted of consumer loans, including home equity loans of $34.0 million, lines of credit of $11.9 million, direct auto and truck loans of $15.3 million, indirect auto and truck loans of $24.7 million, home improvement loans and other secured consumer loans of $18.5 million, lot loans of $14.1 million and unsecured personal loans of $.9 million.


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

Loan Approval and Authority. Loan approval authority for loans exceeding $1,600,000 is vested in the Executive Committee of the Board which meets weekly to consider loan recommendations of the Loan Committee. The Loan Committee is comprised of three outside directors, the President and the Senior Lending Officers of the Bank and has been delegated authority to approve mortgage loans, commercial loans, home equity loans, home equity lines of credit and secured consumer loans up to $1,600,000.

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

At December 31, 1999, 2000 and 2001, delinquencies in the Bank's loan portfolio were as follows:


                                                  At December 31, 1999                         At December 31, 2000
                                   -----------------------------------------------  -------------------------------------------
                                         60-89 Days            90 Days or More            60-89 Days            90 Days or More
                                   ---------------------     --------------------   ---------------------     ------------------
                                   Number      Principal     Number     Principal    Number     Principal     Number   Principal
                                     of         Balance       of        Balance       of         Balance       of       Balance
                                    Loans      of Loans      Loans      of Loans     Loans      of Loans      Loans    of Loans
                                    -----      --------      -----      --------     -----      --------      -----    --------
                                                                      (Dollars in thousands)

One-to-four-family                       3      $  107           5      $  561           5      $  427          10     $  980
Construction and land                    1          36           1         172          --          --           2        213
Multi-family                            --          --           1         119          --          --          --         --
Commercial real estate                  --          --           1       1,348          --          --           1      1,279
                                    ------      ------      ------      ------      ------      ------      ------     ------

       Total mortgage loans              4         143           8       2,200           5         427          13      2,472

Consumer loans                           7          75          13         162           3          32           2          8
Other loans                             --          --          --          --           3         260           1         30
                                    ------      ------      ------      ------      ------      ------      ------     ------

       Total loans                      11      $  218          21      $2,362          11      $  719          16     $2,510
                                    ======      ======      ======      ======      ======      ======      ======     ======

Delinquent loans to total loans                    .04%                    .46%                    .11%                   .40%
                                                  ====                  ======                  ======                 ======


          At December 31, 2001
 --------------------------------------
     60-89 Days        90 Days or More
 ------------------   -----------------
  Number  Principal   Number   Principal
   of      Balance     of       Balance
  Loans   of Loans    Loans    of Loans
  -----   --------    -----    --------
       (Dollars in thousands)

     4     $  126         12     $1,004
    --         --          1         47
    --         --         --         --
    --         --          2        390
------     ------     ------     ------

     4        126         15      1,441

    27        391         20        472
     2        194         --         --
------     ------     ------     ------

    33     $  711         35     $1,913
======     ======     ======     ======

             .10%                  .27%
          ======                 ======

Nonperforming Assets. The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.


                                                                     At December 31,
                                                               ---------------------------------------
                                                   1997        1998       1999      2000        2001
                                                   ----        ----       ----      ----        ----
                                                                 (Dollars in thousands)

Nonaccrual mortgage loans                          $ 242        434        853      1,193      1,051

Nonaccrual commercial and consumer loans              --         10      1,509      1,317        862
                                                   -----      -----      -----      -----      -----

Total nonperforming loans                            242        444      2,362      2,510      1,913

Foreclosed assets                                    507        366        400        276        373
                                                   -----      -----      -----      -----      -----

                    Total nonperforming assets     $ 749        810      2,762      2,786      2,286
                                                   =====      =====      =====      =====      =====

Nonperforming loans to total loans                   .07%       .11%       .46%       .40%       .27%
                                                   =====      =====      =====      =====      =====

Total nonperforming assets to total assets           .19%       .17%       .47%       .39%       .28%
                                                   =====      =====      =====      =====      =====

At December 31, 2001, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $1.9 million, $2.5 million and $2.4 million at December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001, interest income that would have been recorded under the original terms of nonaccrual loans at December 31, 2001 and interest income actually recognized is summarized below (in thousands):


          Interest income that would have been recorded          $ 163
          Interest income recognized                               (47)
                                                                 -----

          Interest income foregone                               $ 116
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


                                             Special Mention         Substandard
                                             ---------------         -----------
                                            Number     Amount     Number     Amount
                                            ------     ------     ------     ------
                                                    (Dollars in thousands)
At December 31, 2001:
Loans                                            7     $2,182         48     $2,722

Foreclosed assets:
          One-to-four-family properties         --         --          2        139

          Other                                 --         --          5        234
                                            ------     ------     ------     ------

                    Total                        7     $2,182         55     $3,095
                                            ======     ======     ======     ======

At December 31, 2000:
Loans                                           10     $1,829         20     $2,923

Foreclosed assets:
          One-to-four-family properties         --         --          3        208

          Other                                 --         --          6         68
                                            ------     ------     ------     ------

                    Total                       10     $1,829         29     $3,199
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


                                                       At or For the Year Ended December 31,
                                             -----------------------------------------------------------
                                              1997         1998         1999         2000         2001
                                              ----         ----         ----         ----         ----
                                                               (Dollars in thousands)

Balance at beginning of year                $ 1,063        1,684        2,283        2,811        3,552
Provision for loan losses                       649          682          719          880        1,115
Charge-offs:
          One-to-four-family                    (12)         (80)          --          (58)         (48)
          Construction and land -                --           --          (44)          --           --
          Multi-family                           --           --           --           --           --
          Commercial real estate                 --           --           --           --          (90)
          Commercial and consumer loans         (16)          (6)        (166)         (99)        (258)
                                            -------      -------      -------      -------      -------

          Total charge-offs by category         (28)         (86)        (210)        (157)        (396)

Recoveries                                       --            3           19           18           18
                                            -------      -------      -------      -------      -------

Balance at end of year                      $ 1,684        2,283        2,811        3,552        4,289
                                            =======      =======      =======      =======      =======

The following table sets forth the ratios of the Bank's charge-offs and allowances for losses for the years indicated.


                                                        1997        1998        1999        2000        2001
                                                        ----        ----        ----        ----        ----
Net charge-offs during the year
          as a percentage of average loans
          outstanding during the year                    .01%        .03%        .04%        .03%        .06%

Allowance for loan losses as a
          percentage of gross loans receivable
          at end of year                                 .51%        .57%        .54%        .56%        .61%

Allowance for loan losses as a
          percentage of total nonperforming
          assets at end of year                       224.83%     281.85%     101.77%     127.49%     187.62%

Allowance for loan losses as a
          percentage of nonperforming loans
          at end of year                              695.87%     514.19%     119.01%     141.51%     224.20%


The following table sets forth the Bank's specific and general allowance for possible loan losses by type of loan for the years indicated.


                                                                         At December 31,
                                                        ------------------------------------------------------
                                         1997               1998              1999                2000            2001
                                       --------           --------          --------            --------        --------
                                                 % of               % of              % of                % of            % of
                                               Loans to           Loans to           Loans to           Loans to        Loans to
                                                Total              Total              Total              Total            Total
                                     Amount     Loans   Amount     Loans    Amount    Loans   Amount     Loans   Amount   Loans
                                     ------     -----   ------     -----    ------    -----   ------     -----   ------   -----
                                                                              (Dollars in thousands)
At end of year allocated to:
          One-to-four-family         $  507     74.64%  $  575     70.59%  $  528     68.28%  $  609     64.97%  $  752   58.77%
          Construction and land         240      1.07      338      2.91      408      2.29      423      2.06      595    3.26
          Multi-family                  268      1.36      295      2.04      301      2.58      488      2.79      353    2.88
          Commercial real estate        383     11.54      565     11.01      750     11.76      998     12.65    1,357   15.46
          Consumer loans                229      9.98      304     10.83      447     12.34      708     15.20      895   16.96
          Commercial loans               57      1.41      206      2.62      377      2.75      326      2.33      337    2.67
                                     ------    ------   ------    ------   ------    ------   ------    ------   ------   ------

                    Total            $1,684    100.00%  $2,283    100.00%  $2,811    100.00%  $3,552    100.00%  $4,289  100.00%
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

The Company follows Statement of Financial Accounting Standards No. 115. That statement requires investment and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity to be classified as held-to-maturity securities and reported at amortized cost. Securities that are held principally for selling in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity securities or trading securities are to be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

The Company adopted FAS 133 effective July 1, 1999. As allowed by this standard, the Company reclassified all securities held to maturity with a book value of $14,784,000 and a market value of $14,969,000 to available for sale on July 1, 1999.

Mortgage-Backed Securities

The Company's mortgage-backed securities consist of securities issued by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). These mortgage-backed securities totaled $10.9 million or 18.3% of total securities.

The following table sets forth mortgage-backed security purchases, sales, amortization and principal repayments during the periods indicated:

                                                  Year Ended December 31,
                                                  -----------------------
                                           1999            2000         2001
                                           ----            ----         ----
                                                      (In thousands)

At beginning of year                      $ 24,784        17,490        14,394
Purchases                                       --         1,005           500
Amortization and principal repayments       (7,334)       (4,096)       (4,009)
Change in unrealized gain                       40            (5)           58
                                          --------      --------      --------

                    At end of year        $ 17,490        14,394        10,943
                                          ========      ========      ========

Investment Securities

At December 31, 2001, the Bank held $48.6 million in investment securities, all of which were classified available for sale, consisting of $33.3 million in U.S. Government and agency securities, $9.0 million in mutual funds and $6.3 million in other investment securities. In addition, the Bank holds $30.2 million in interest-earning deposits and $7.7 million of FHLB of Atlanta stock.

The following table sets forth certain information regarding the amortized cost and market values of the Bank's interest-earning deposits, FHLB stock and investment securities at the dates indicated:


                                                                  At December 31,
                                                  -------------------------------------------------
                                                  1999                 2000                    2001
                                         --------------------    --------------------    --------------------
                                          Amortized    Market    Amortized    Market      Amortized   Market
                                            Cost       Value       Cost        Value        Cost      Value
                                            ----       -----       ----        -----        ----      ------
                                                                          (In thousands)
Interest-earning deposits                 $17,026      17,026      14,445      14,445      30,183      30,183
                                          =======     =======     =======     =======     =======     =======

FHLB stock                                $ 4,950       4,950       6,150       6,150       7,700       7,700
                                          =======     =======     =======     =======     =======     =======

Investment securities-

     Available-for-sale:
          U.S. Government and
                    agency securities       8,998       8,919      17,849      17,968      32,670      33,241
          Other investment securities       1,666       1,671       1,365       1,376       6,268       6,276
          Investment in mutual funds        9,065       8,829       9,130       8,979       9,125       9,043
                                          -------     -------     -------     -------     -------     -------

          Total available-for-sale        $19,729      19,419      28,344      28,323      48,063      48,560
                                          =======     =======     =======     =======     =======     =======

The following table sets forth information concerning the amortized cost and weighted average yields by maturity on investment securities and FHLB stock at December 31, 2001.

                                                    Due After             Due After
                                                  One Through             Five Through             Due After
                         Due Within One Year       Five Years             10 Years                 10 Years
                        ---------------------  -------------------   ---------------------   --------------------
                                   Annualized           Annualized              Annualized             Annualized
                                     Weighted             Weighted                Weighted               Weighted
                        Amortized     Average  Amortized   Average   Amortized     Average   Amortized    Average
                          Cost         Yield      Cost       Yield        Cost       Yield        Cost      Yield
                       ----------  ----------   -------    -------   ---------  ----------     -------  ---------
                                                          (Dollars in thousands)
FHLB stock (no
  defined maturity)       $ 7,700     6.25%     $    --         --%    $    --          --%    $    --        --%
                          =======     =====
Investment securities:
    U.S. Government
          and agency
          obligations       8,961      5.98      23,709       4.93          --          --          --        --
    Other investment
          securities           --                    --         --          --          --        6,268     3.65

    Mutual funds (no
       defined maturity)    9,125      3.80          --         --          --          --          --        --
                          -------               -------                -------                           -------

       Total investment
           securities     $18,086      4.88%    $23,709       4.93%    $    --          --%    $ 6,268      3.65%
                          =======     =====     =======    =======     =======     =======     =======   =======



                                        Total
                                    -------------

                                               Approximate
                           Amortized                Market
                                Cost                 Value
                             -------         -------------
                                         (Dollars in thousands)
FHLB stock (no
  defined maturity)          $ 7,700          $ 7,700
                             =======          =======
Investment securities:
    U.S. Government
          and agency
          obligations         32,670           33,241
    Other investment
          securities           6,268            6,276

    Mutual funds (no    )
       defined maturity)       9,125            9,043
                             -------          -------

       Total investment
           securities        $48,063          $48,560
                             =======          =======

Sources of Funds

General. Repayments and maturities of mortgage-backed and investment securities, loan repayments, deposits and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest-bearing checking, NOW checking, money market and certificate accounts. Of the deposit accounts at December 31, 2001, $44.3 million or 7.6% consist of individual retirement accounts ("IRAs").

The Bank seeks to retain core deposits consisting of passbook and statement savings, money market, noninterest-bearing checking, and NOW accounts, which contribute to a low cost of funds. Such core deposits represented 25.5%, 22.9% and 25.7% of total deposits at December 31, 1999, 2000 and 2001, respectively.

The following table shows the distribution of the Bank's deposits by type at the dates indicated and the weighted-average nominal interest rates on each category of deposits presented at December 31, 2001 (dollars in thousands).

                                                            At December 31,
                                  ------------------------------------------------------------------------------
                                        1999                   2000                            2001
                                --------------------     --------------------   ---------------------------------
                                       Percent                Percent                   Percent    Weighted-
                                            of Total               of Total                  of Total    Average
                                 Amount     Deposits      Amount   Deposits       Amount     Deposits      Rate
                                 ------     --------      ------   --------       ------     --------      ----
Demand accounts:
    Noninterest-bearing
          checking             $ 11,100        2.58%    $  13,335      2.57%     $ 14,334       2.45%         --%
    NOW and money-
          market accounts        77,293       18.01        86,509     16.67       111,961      19.13        1.41
    Passbook and
          statement savings      21,110        4.92        19,143      3.69        24,093       4.12        1.09
                                -------     -------     ---------    ------      --------     ------      ------

          Total                 109,503       25.51       118,987     22.93       150,388      25.70        1.22
                                -------     -------     ---------    ------      --------     ------      ------

Certificate accounts:
    1-3 months                    8,552        1.99        19,141      3.69        38,854       6.64        2.67
    91 day                          358         .08           220       .04           279        .05        2.58
    182 day                       9,741        2.27         6,630      1.28        10,085       1.72        3.41
    7 months                      5,748        1.34            50       .01           325        .06        3.77
    9 months                      5,975        1.39         8,631      1.66        17,974       3.07        3.97
    10 months                    20,729        4.83         4,772       .92            --      --             --
    12 months                    41,509        9.67        32,190      6.21        55,356       9.46        4.00
    13 months                    10,486        2.44            61       .01        88,670      15.15        4.30
    14 months                        --          --       137,618     26.52        18,835       3.22        6.24
    18 months                     6,637        1.55        12,647      2.44        27,374       4.68        4.92
    20 months                    63,454       14.79            24       .00            26        .00        6.86
    21 months                        --                    24,432      4.71        94,807      16.20        5.26
    22 months                   108,261       25.22       101,945     19.65         4,721        .81        6.40
    24 months                    16,031        3.73        15,784      3.04        25,414       4.34        4.91
    25 months                        --          --        17,609      3.39        18,193       3.11        6.53
    30 months                     4,970        1.16         8,869      1.71        21,471       3.67        5.33
    36 months                        --          --           100       .02         2,615        .45        4.13
    60 months                    17,320        4.03         9,175      1.77         9,741       1.67        5.47
                                -------     -------     ---------    ------      --------     ------      ------

          Total                 319,771       74.49       399,898     77.07       434,740      74.30        4.64
                                -------     -------     ---------    ------      --------     ------      ------

          Total deposits       $429,274      100.00%    $ 518,885    100.00%     $585,128     100.00%       3.85%
                               ========    ========     =========    ======      ========     ======      ======

The following table presents the deposit activity of the Bank for the years indicated.


                                                   Year Ended December 31,
                                                   -----------------------
                                         1999              2000             2001
                                         ----              ----             ----
                                                      (In thousands)
Deposits                              $ 1,414,959        1,898,638        2,394,602
Withdrawals                            (1,349,451)      (1,826,173)      (2,353,541)
                                      -----------      -----------      -----------

Deposits in excess of withdrawals          65,508           72,465           41,061

Interest credited on deposits              12,736           17,146           25,182
                                      -----------      -----------      -----------

Total increase in deposits            $    78,244           89,611           66,243
                                      ===========      ===========      ===========


The following table presents the amount of time deposit accounts in amounts of $100,000 or more at December 31, 2001 maturing as follows (in thousands):

        Maturity Period

One month through three months     $ 19,382
Over three through six months        11,293
Over six through 12 months           34,216
Over 12 months                       42,336
                                   --------

                       Total       $107,227
                                   ========

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1999, 2000 and 2001 and the periods to maturity of the certificate accounts outstanding at December 31, 2001.


                                                                      Period to Maturity from December 31, 2001
                                                            ----------------------------------------------------------
                              At December 31,
                   --------------------------------------  Within       1 to        2 to         3 to          4 to
                     1999          2000        2001        1 Year       2 Years     3 Years      4 Years       5 Years       Total
                     ----          ----        ----        ------       -------     -------      -------       -------       -----
                                                                      (In thousands)

2.01% to 3.00%     $     --           --       48,916       47,823        1,093           --           --           --       48,916
3.01% to 4.00%          358           --       92,048       52,991       35,268        3,406           --          383       92,048
4.01% to 5.00%      106,202       24,433      141,637       85,487       44,702       10,240           51        1,156      141,637
5.01% to 6.00%      181,001      128,393       68,394       46,098       18,154        2,487          880          776       68,394
6.01% to 8.00%       32,210      247,072       83,745       82,344          146           --        1,178           77       83,745
                   --------     --------     --------     --------     --------     --------     --------     --------     --------

                   $319,771      399,898      434,740      314,743       99,363       16,133        2,109        2,392      434,740
                   ========     ========     ========     ========     ========     ========     ========     ========     ========

Borrowings

The Bank is authorized to obtain advances from the Federal Home Loan Bank ("FHLB") of Atlanta which are generally collateralized by a blanket lien against the Bank's mortgage portfolio. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Atlanta will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board and the FHLB of Atlanta. At December 31, 2001, the Bank had $154.0 million in FHLB advances outstanding.

The Bank also borrows under retail repurchase agreements with customers of the Bank. These agreements are accounted for as borrowings and are secured by securities owned by the Bank.

The following table sets forth certain information relating to the Bank's borrowings at the dates indicated:


                                                                                             At or For the Year
                                                                                             Ended December 31,
                                                                          -------------------------------------
                                                                             1999          2000            2001
                                                                             ----          ----            ----
                                                                                   (Dollars in thousands)
FHLB advances:
          Average balance outstanding                                     $  74,515      $   104,647      $136,041
                                                                          =========      ===========      ========
          Maximum amount outstanding at any month end during the year     $  99,000      $   123,000      $154,000
                                                                          =========      ===========      ========
          Balance outstanding at end of year                              $  99,000      $   123,000      $154,000
                                                                          =========      ===========      ========
          Weighted average interest rate during the year                       5.42%            6.21%         6.07%
                                                                          =========      ===========      ========
          Weighted average interest rate at end of year                        5.64%            6.18%         5.73%
                                                                          =========      ===========      ========

Other borrowed funds:
          Average balance outstanding                                     $   1,916      $     5,729      $ 11,842
                                                                          =========      ===========      ========
          Maximum amount outstanding at any month end during the year     $   3,914      $     8,013      $ 18,427
                                                                          =========      ===========      ========
          Balance outstanding at end of year                              $   3,914      $     6,376      $ 13,327
                                                                          =========      ===========      ========
          Weighted average interest rate during the year                       4.85%            5.11%         3.91%
                                                                          =========      ===========      ========
          Weighted average interest rate at end of year                   4,75%                 5.25%         2.15%
                                                                          =========      ===========      ========

Total borrowings:
          Average balance outstanding                                     $  76,431      $   110,376      $147,883
                                                                          =========      ===========      ========
          Maximum amount outstanding at any month end during the year     $ 102,914      $   131,013      $172,427
                                                                          =========      ===========      ========
          Balance outstanding at end of year                              $ 102,914      $   129,376      $167,327
                                                                          =========      ===========      ========
          Weighted average interest rate during the year                       5.40%            6.15%         5.90%
                                                                          =========      ===========      ========
          Weighted average interest rate at end of year                        5.61%            6.13%         5.44%
                                                                          =========      ===========      ========


Subsidiary Activities

The Bank has a wholly-owned subsidiary, Lake County Service Corporation ("LCSC"), formed to develop a 100-lot subdivision. LCSC sold the last remaining lots during 2001. During 1999, LCSC sold an 8.4 acre commercial parcel and a one-acre lot that adjoins the Bank's main office. The gain on the sale of the commercial property was $552,000 after tax and $886,000 before tax. During 1999, LCSC purchased two commercial building sites for possible future bank branches and purchased an existing branch building in Inverness, which was rented to the Bank as a branch site. The Inverness branch property was transferred to the Bank in 2000.

During the second quarter of 2001, the Bank introduced an Investment Services Program through a joint venture with T.H.E. Financial Group, Ltd., an independent securities broker-dealer firm and a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Through this program, the Bank offers mutual funds, annuities, discount brokerage and financial planing services to bank customers. The services are offered through LCSC, which receives monthly fees on sales made through this program. During 2001, LCSC recognized fees of $114,000 and expenses of $123,000 (including $37,000 of initial start-up costs) from this program.

During 2001, First Alliance Title, L.L.C., a 90% owned subsidiary of the Company, was formed to facilitate the sale of title insurance. This subsidiary did not have a material amount of activity during 2001.

Personnel

As of February 13, 2002, the Bank had 194 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.

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

The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2001, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 2001.


                                                                  Capital Ratios
                                                                  --------------
                          Actual      Required     Excess       Actual    Required
                          Capital      Capital     Amount       Percent   Percent
                          -------      -------     ------       -------   -------
                                           (Dollars in thousands)

Tangible ..............   $59,141      12,344      46,797         7.19%     1.50%
Core (Leverage) .......   $59,141      24,688      34,453         7.19      3.00
Risk-based ............   $62,520      43,867      18,653        11.40      8.00



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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. By law, there has been equal sharing of FICO payments between SAIF and BIF members since January 1, 2000.

The Bank did not pay an assessment for deposit insurance in 2001, however, its payments toward the FICO bonds amounted to $99,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2001, the Bank's limit on loans to one borrower was $9.4 million and the Bank's largest aggregate outstanding loans and extensions of credit to one borrower was $8.4 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, the Bank maintained 84% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under a new regulation effective April 1, 1999, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank was assessed $140,602 for the fiscal year ended December 31, 2001.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. In order to borrow from the FHLB, the Bank is required to purchase shares of the FHLB's nonmarketable equity securities at par. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2001 of $7.7 million. For the year ended December 31, 2001, the dividend yield on FHLB stock was 6.75%.

The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLBs funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $41.3 million, the reserve requirement is $1.239 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At December 31, 2001, the Bank complied with the foregoing requirements.

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Office of Thrift Supervision, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The CRA requires public disclosure of an institution's CRA rating. The latest CRA rating of the Bank received from the Office of Thrift Supervision was "Satisfactory."

Federal and State Taxation

General. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the IRS for the year ended December 31, 1996. For its 2001 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

Under the residential loan requirement provision, the recapture required by the 1996 Act is suspended for each of two successive taxable years, beginning with 1996, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year. Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. At December 31, 2001, the Bank had approximately $262,000 of deferred tax liabilities recorded for the recapture of its bad debt reserves.

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

ITEM 2.   PROPERTIES

The Bank conducts its business through its main office and 12 branch offices. The following table sets forth certain information regarding the Bank's office properties:


                                                                   Net Book Value of Land
                                                 Date                 and Buildings at
Location                                       Acquired              December 31, 2001
--------                                       --------              -----------------
                                                                   (Dollars in thousands)
Main Office
800 North Boulevard, West
Leesburg, Florida  34748-5053                    1961                     $ 2,319

Wildwood
837 South Main Street
Wildwood, Florida  34785-5302                    1967                         269

Main Street
1409 West Main Street
Leesburg, Florida  34748-4854                    1972                         365

Clermont
481 East Highway 50
Clermont, Florida  34711-4032                    1982                         645

Eustis
2901 South Bay Street
Eustis, Florida  32726-6551                      1979                         512

Fruitland Park
410 Palm Street
Fruitland Park, Florida  34731-4013              1983                         430

Lady Lake
431 US Highway 441/27
Lady Lake, Florida  32159-3046                   1995                       1,184

Lake Square
10105 US Highway 441
Leesburg, Florida  34788-3952                    1995                         446

South Leesburg (1)
27405 US Highway 27, Suite 123
Leesburg, Florida  34748-7914                    1996                          83

South Leesburg (2)
US Highway 27
Leesburg, Florida  34748                         1996                         375

Inverness
2709 East Gulf to Lake Highway
Inverness, Florida 34453-3245                    1998                         817

Citrus Ridge
16550 Woodcrest Way
Clermont, Florida 34711-7004                     1998                       1,014


                                                                     (continued)

                                                                   Net Book Value of Land
                                                 Date                 and Buildings at
Location                                       Acquired              December 31, 2001
--------                                       --------              -----------------
                                                                   (Dollars in thousands)
Bushnell (3)
1128 North Main Street
Bushnell, Florida 33513                          1998                            243

Administration (4)
715 West Oak Terrace Drive
Leesburg, Florida  34748                         1961                          1,859

Sumter County (5)                                1999                            418

Boulevard (6)                                    2000                            276
900 North Boulevard West
Leesburg, Florida  34748

Accounting and Human Resource Offices
800 North Lee Street
Leesburg, Florida  34748                         2001                            224

Kings Ridge
Clermont, Florida    (7)                         2001                            500

Spruce Creek
13945 U.S. Highway 441
Lady Lake, Florida  32159  (8)                   2001                            893


(1)  Leased branch office opened February, 1997.
(2) Parcel of land purchased by the Bank for a future branch office location. Construction began in 2001.
(3)  Leased branch office opened May, 1999.
(4)  Administration offices for the Bank (opened June 2000).
(5) Two parcels of land purchased by Lake County Service Corp. for future branch office locations.
(6)  Storage facility owned by the Bank.
(7)  Parcel of land purchased by the Bank for a future branch office location.
(8) Existing facility purchased by the Bank for a future branch office location.


The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 2001, such equipment had a net book value of $1,308. The Bank also had $158 in construction in process at December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2001, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The above-captioned information appears under "Common Stock Prices and Dividends" in the Registrant's 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated Financial Data" on page 8 and 9 of the Registrant's 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2001 Annual Report to Stockholders on pages 10 through 20 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of FFLC Bancorp, Inc. and Subsidiary, together with the report thereon by Hacker, Johnson & Smith PA appear in the Registrant's 2001 Annual Report to Stockholders on pages 21 through 52 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Registrant's accountants on any matters of accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information related to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2002 at pages 6 through 9.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2002 at pages 12 through 14.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2002 at pages 4 through 7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to pages 14 and 15 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 2001 Annual Report to Stockholders.

                                                                          Page

     Independent Auditor's Report                                          52

     Consolidated Balance Sheets as of December 31, 2001 and 2000          21

     Consolidated Statements of Income for the Years Ended
               December 31, 2001, 2000 and 1999                            22

     Consolidated Statements of Stockholders' Equity for the
               Years Ended December 31, 2001, 2000 and 1999               23-25

     Consolidated Statements of Cash Flows for the Years
               Ended December 31, 2001, 2000 and 1999                     26-27

     Notes to Consolidated Financial Statements for the Years
               Ended December 31, 2001, 2000 and 1999                     28-51

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

                3.1 Certificate of Incorporation of FFLC Bancorp, Inc.*
                3.2 Bylaws of FFLC Bancorp, Inc.***
                4.0 Stock Certificate of FFLC Bancorp, Inc.*
                10.1 First Federal Savings Bank of Lake County Recognition and
                   Retention Plan**
                10.2 First Federal Savings Bank of Lake County Recognition and
                   Retention Plan for Outside Directors**
                10.3 FFLC Bancorp, Inc. Incentive Stock Option Plans for
                   Officers and Employees**
                10.4 FFLC Bancorp, Inc. Stock Option Plan for Outside
                   Directors**
                13.0 Annual Report to Stockholders (filed herewith)
                99 Proxy Statement for Annual Meeting (filed herewith)

     * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on September 27, 1993, Registration No. 33-69466.

     ** Incorporated herein by reference into this document from the Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1994.

     *** Incorporated herein by reference into this document from the September 30, 1999 Form 10-Q, filed November 3, 1999.

           (b)  Reports on Form 8-K.
                No reports on Form 8-K were filed by the Company during the fourth quarter.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FFLC BANCORP, INC.


                                     By: /s/ Stephen T. Kurtz
                                         --------------------------
                                         Stephen T. Kurtz
                                         Chief Executive Officer and President

                                         Dated: March 14, 2002



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                         Title                              Date


/s/ Claron D. Wagner         Chairman of the Board              March 14, 2002
--------------------
Claron D. Wagner

/s/ James P. Logan           Vice Chairman of the Board         March 14, 2002
------------------
James P. Logan

/s/ Joseph J. Junod          Director                           March 14, 2002
-------------------
Joseph J. Junod

/s/ Ted R. Ostrander, Jr.    Director                           March 14, 2002
-------------------------
Ted R. Ostrander

/s/ H.D. Robuck, Jr.         Director                           March 14, 2002
--------------------
H.D. Robuck, Jr.

/s/ Howard H. Hewitt         Director                           March 14, 2002
--------------------
Howard H. Hewitt

/s/ Stephen T. Kurtz         Chief Executive Officer,
--------------------         President and Director             March 14, 2002
Stephen T. Kurtz

/s/ Paul K. Mueller          Executive Vice President, Chief
-------------------          Operating Officer and Treasurer
Paul K. Mueller               and Director                      March 14, 2002