Form 10-Q
period 2002-03-31
FFLC BANCORP INC
filed 2002-04-26
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2002


                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share     3,572,517 shares outstanding at April 22, 2002
--------------------------------------     ----------------------------------------------

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                            Page

     Condensed Consolidated Balance Sheets -
       at March 31, 2002 (unaudited) and at December 31, 2001.................2

     Condensed Consolidated Statements of Income -
       Three months ended March 31, 2002 and 2001 (unaudited).................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Three months ended March 31, 2002 (unaudited)..........................4

     Condensed Consolidated Statements of Cash Flows -
       Three months ended March 31, 2002 and 2001 (unaudited)...............5-6

     Notes to Condensed Consolidated Financial Statements (unaudited).......7-9

     Review by Independent Certified Public Accountants......................10

     Report on Review by Independent Certified Public Accountants............11

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................12-17

   Item 3.  Quantative and Qualitative Disclosures About Market Risk.........18

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................18

   Item 2.  Changes in Securities............................................18

   Item 3.  Default upon Senior Securities...................................18

   Item 5.  Other Information................................................18

   Item 6.  Exhibits and Reports on Form 8-K.................................19

SIGNATURES...................................................................20

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)



                                                                          At              At
                                                                       March 31,     December 31,
                                                                       ---------     ------------
                                                                          2002            2001
                                                                          ----            ----
            Assets                                                    (unaudited)
Cash and due from banks                                                $  21,182          19,609
Interest-bearing deposits                                                 19,739          30,183
                                                                       ---------       ---------

            Cash and cash equivalents                                     40,921          49,792

Securities available for sale                                             69,779          59,503
Loans, net of allowance for loan losses of $4,273 in 2002
    and $4,289 in 2001                                                   701,044         685,935
Accrued interest receivable                                                4,191           4,193
Premises and equipment, net                                               14,836          14,338
Foreclosed assets                                                            315             373
Federal Home Loan Bank stock, at cost                                      7,700           7,700
Deferred income taxes                                                        453             274
Other assets                                                               1,309           1,043
                                                                       ---------       ---------

            Total                                                      $ 840,548         823,151
                                                                       =========       =========

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                   15,577          14,334
    NOW and money market accounts                                        124,964         111,961
    Savings accounts                                                      22,133          24,093
    Certificates                                                         429,903         434,740
                                                                       ---------       ---------

            Total deposits                                               592,577         585,128

Advances from Federal Home Loan Bank                                     154,000         154,000
Other borrowed funds                                                      17,398          13,327
Accrued expenses and other liabilities                                    11,064           6,628
                                                                       ---------       ---------

            Total liabilities                                            775,039         759,083
                                                                       ---------       ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                      --              --
    Common stock, $.01 par value, 9,000,000 shares authorized,
        4,558,380 in 2002 and 4,542,953 in 2001 shares issued                 46              45
    Additional paid-in-capital                                            31,469          31,355
    Retained income                                                       53,284          51,575
    Accumulated other comprehensive income                                   217             440
    Treasury stock, at cost (985,965 shares in 2002 and
        979,021 shares in 2001)                                          (19,507)        (19,347)
                                                                       ---------       ---------

            Total stockholders' equity                                    65,509          64,068
                                                                       ---------       ---------

            Total                                                      $ 840,548         823,151
                                                                       =========       =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                   ($ in thousands, except per share amounts)


                                                                        Three Months Ended
                                                                              March 31,
                                                                       2002              2001
                                                                       ----              ----
Interest income:
    Loans                                                            $   12,867          12,805
    Securities available for sale                                           761             714
    Other interest-earning assets                                           240             316
                                                                     ----------      ----------

            Total interest income                                        13,868          13,835
                                                                     ----------      ----------

Interest expense:
    Deposits                                                              5,218           6,933
    Borrowed funds                                                        2,273           1,988
                                                                     ----------      ----------

            Total interest expense                                        7,491           8,921
                                                                     ----------      ----------

            Net interest income                                           6,377           4,914

Provision for loan losses                                                   258             275
                                                                     ----------      ----------

            Net interest income after provision for loan losses           6,119           4,639
                                                                     ----------      ----------

Noninterest income:
    Deposit account fees                                                    218             217
    Other service charges and fees                                          482             347
    Other                                                                   168              51
                                                                     ----------      ----------

            Total noninterest income                                        868             615
                                                                     ----------      ----------

Noninterest expense:
    Salaries and employee benefits                                        2,016           1,707
    Occupancy expense                                                       573             481
    Deposit insurance premium                                                26              24
    Data processing expense                                                 252             246
    Professional services                                                   102              85
    Advertising and promotion                                               111             106
    Other                                                                   364             314
                                                                     ----------      ----------

            Total noninterest expense                                     3,444           2,963
                                                                     ----------      ----------

Income before income taxes                                                3,543           2,291

            Income taxes                                                  1,335             859
                                                                     ----------      ----------

Net income                                                           $    2,208           1,432
                                                                     ==========      ==========

Basic income per share of common stock                               $      .62             .41
                                                                     ==========      ==========

Weighted-average number of shares outstanding for basic               3,567,776       3,534,998
                                                                     ==========      ==========

Diluted income per share of common stock                             $      .61             .40
                                                                     ==========      ==========

Weighted-average number of shares outstanding for diluted             3,639,733       3,621,029
                                                                     ==========      ==========

Dividends per share $                                                       .14             .13
                                                                     ==========      ==========


See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                  Three Months Ended March 31, 2002 (Unaudited)
                                ($ in thousands)



                                                                                                         Accumulated
                                                                                                           Other
                                                                   Additional                              Compre-       Total
                                                          Common     Paid-In     Treasury     Retained     hensive   Stockholders'
                                                          Stock      Capital      Stock        Income      Income        Equity
                                                         --------   ---------   ----------     ------    ----------   -------------
Balance at December 31, 2001                             $    45      31,355     (19,347)      51,575          440       64,068
                                                                                                                        -------

Comprehensive income:
  Net income (unaudited)                                      --          --          --        2,208           --        2,208

Change in unrealized gains on securities
       available for sale, net of income taxes
       of $135 (unaudited)                                    --          --          --           --         (223)        (223)
                                                                                                           -------      -------

Comprehensive income (unaudited)                                                                                          1,985
                                                                                                                        -------

Net proceeds from the issuance of 15,427 shares of
  common stock, stock options exercised
  (unaudited)                                                  1         114          --           --           --          115

Dividends paid (unaudited)                                    --          --          --         (499)          --         (499)

Purchase of treasury stock, 6,944 shares (unaudited)          --          --        (160)          --           --         (160)
----------------------------------------------------     -------     -------     -------      -------      -------      -------

Balance at March 31, 2002 (unaudited)                    $    46      31,469     (19,507)      53,284          217       65,509
                                                         =======     =======     =======      =======      =======      =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                ($ in thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                          ---------------------
                                                                          2002             2001
                                                                          ----             ----
Cash flows from operating activities:
    Net income                                                           $  2,208         1,432
    Adjustments to reconcile net income
        to net cash provided by operations:
            Provision for loan losses                                         258           275
            Depreciation                                                      259           191
            Credit for deferred income taxes                                  (44)          (53)
            Gain on sale of foreclosed assets                                 (30)           (9)
            Net amortization of premiums and discounts on securities           22           (22)
            Net deferral of loan fees and costs                               (82)           31
            Decrease (increase) in accrued interest receivable                  2          (165)
            Increase in other assets                                         (266)          (60)
            Increase in accrued expenses and other liabilities              4,436           273
                                                                         --------      --------

                    Net cash provided by operating activities               6,763         1,893
                                                                         --------      --------

Cash flows from investing activities:
    Proceeds from principal repayments and maturities on securities
        available for sale                                                  4,567         2,551
    Purchase of securities available for sale                             (15,223)       (2,138)
    Loan disbursements                                                    (61,780)      (42,507)
    Principal repayments on loans                                          46,229        18,037
    Purchase of premises and equipment, net                                  (757)         (758)
    Proceeds from sales of foreclosed assets                                  354           220
                                                                         --------      --------

                    Net cash used in investing activities                 (26,610)      (24,595)
                                                                         --------      --------

Cash flows from financing activities:
    Net increase in deposits                                                7,449        22,141
    Net increase in other borrowed funds                                    4,071         5,401
    Issuance of common stock                                                  115            61
    Purchase of treasury stock                                               (160)         (133)
    Cash dividends paid                                                      (499)         (460)
                                                                         --------      --------

                Net cash provided by financing activities                  10,976        27,010
                                                                         --------      --------

Net (decrease) increase in cash and cash equivalents                       (8,871)        4,308

Cash and cash equivalents at beginning of period                           49,792        30,481
                                                                         --------      --------

Cash and cash equivalents at end of period                               $ 40,921        34,789
                                                                         ========      ========

                                                                     (continued)
                                       5



                               FFLC BANCORP, INC.

     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
                                ($ in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     -------------------
                                                                                      2002          2001
                                                                                      ----          ----
Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                    $ 7,467        8,967
                                                                                    =======      =======

        Income taxes                                                                $   270           88
                                                                                    =======      =======

    Noncash investing and financing activities:

        Accumulated other comprehensive income (loss), net change in unrealized
            gain on securities available for sale, net of tax                       $  (223)         237
                                                                                    =======      =======

        Transfers from loans to foreclosed assets                                   $   407           63
                                                                                    =======      =======

        Loans originated on sales of foreclosed assets                              $   141            5
                                                                                    =======      =======

        Loans funded by and sold to correspondent                                   $ 2,798        3,032
                                                                                    =======      =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc. (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

        The condensed consolidated financial statements include the accounts of the Holding Company and its two subsidiaries, First Federal Savings Bank of Lake County (the "Bank") and First Alliance Title, LLC and the Bank's wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Loans. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated
       (in thousands):

                                                                 At March 31, 2002          At December 31, 2001
                                                              ----------------------     --------------------------
                                                                             % of                            % of
                                                                 Amount      Total          Amount           Total
                                                                 ------      -----          ------           -----
            Mortgage loans:
                One-to-four-family residential                $ 413,260      57.24%       $ 413,712          58.77%
                Construction and land                            26,341       3.65           22,951           3.26
                Multi-family units                               23,141       3.20           20,304           2.88
                Commercial real estate, churches and other      116,118      16.08          108,804          15.46
                                                              ---------    -------        ---------        -------

                    Total mortgage loans                        578,860      80.17          565,771          80.37

            Consumer loans                                      124,970      17.31          119,357          16.96
            Commercial loans                                     18,162       2.52           18,814           2.67
                                                              ---------    -------        ---------        -------

                    Total loans (1)                             721,992     100.00%         703,942         100.00%
                                                                           =======                         =======

            Less:
                Loans in process                                (17,349)                    (14,310)
                Net deferred loan costs                             674                         592
                Allowance for loan losses (2)                    (4,273)                     (4,289)
                                                              ---------                    --------

                    Loans, net                                $ 701,044                    $685,935
                                                              =========                    ========

(1) Total loans outstanding by department consists of the following (in thousands):


                                   At March 31, 2002        December 31, 2001
                                   -----------------        -----------------
                                                 % of                   % of
                                  Amount        Total       Amount      Total
                                  ------        -----       ------      -----
            Residential         $ 404,720       56.06%    $ 403,897     57.37%
            Commercial            192,302       26.63       180,688     25.67
            Consumer              124,970       17.31       119,357     16.96
                                  -------     -------       -------   --------

                                $ 721,992      100.00%    $ 703,942    100.00%
                                  =======      ======       =======    ======

                                                                    (continued)

                               FFLC BANCORP, INC.

2.  Loans, Continued.

(2) Total allowance for loan losses by department consist of the following (in thousands):



                                    At March 31, 2002       December 31, 2001
                                    -----------------       -----------------
                                                % to                   % to
                                                Gross                  Gross
                                   Amount       Loans        Amount    Loans
                                   ------       -----        ------    -----
            Residential            $1,191         .29%       $1,229      .30%
            Commercial              2,191        1.14         2,039     1.13
            Consumer                  891         .71         1,021      .86
                                   ------        ----        ------     ----

                                   $4,273         .59%       $4,289      .61%
                                   ======        ====        ======     ====


3. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

        An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                         2002           2001
                                                         ----           ----

            Balance at January 1                       $ 4,289         3,552
            Provision for loan losses                      258           275
            Net loans charged-off                         (274)          (54)
                                                        ------        ------

            Balance at March 31                        $ 4,273         3,773
                                                         =====         =====

        There were no impaired loans at March 31, 2002. The following summarizes the amount of impaired loans at December 31, 2001, all of which were collateral dependent (in thousands):


            Loans identified as impaired:
                Gross loans with no related allowance for losses        $  --
                Gross loans with related allowance for losses recorded    306
                Less:  Allowances on these loans                         (150)
                                                                         ----

            Net investment in impaired loans                            $ 156
                                                                         ====

                                                                     (continued)

                               FFLC BANCORP, INC.

3. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            2002        2001
                                                            ----        ----

            Average net investment in impaired loans       $  38       1,215
                                                              ==       =====

            Interest income recognized on impaired loans   $  --          11
                                                             ===       =====

            Interest income received on impaired loans     $  --          11
                                                             ===       =====

4. Income Per Share of Common Stock. Basic income per share of common stock has been computed by dividing the net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the ESOP and RRP incentive plans are only considered outstanding when the shares are released or committed to be released for allocation to participants. All ESOP shares have been allocated. Diluted income per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted income per share of common stock:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                      ---------
                                                                                2002             2001
                                                                                ----             ----
Weighted-average shares of common stock issued and
  outstanding before adjustments for RRP and
  common stock options                                                        3,570,511       3,537,733
Adjustment to reflect the effect of unallocated RRP shares                       (2,735)         (2,735)
                                                                             ----------      ----------

Weighted-average shares for basic net income per share                        3,567,776       3,534,998
                                                                             ==========      ==========

Basic income per share of common stock                                       $      .62             .41
                                                                             ==========      ==========

Total weighted-average common shares and equivalents
  outstanding for basic income per share computation                          3,567,776       3,534,998

Additional dilutive shares using the average market value for
  the period utilizing the treasury stock method regarding stock options         71,957          86,031
                                                                             ----------      ----------

Weighted-average common shares and equivalents outstanding for
  diluted income per share                                                    3,639,733       3,621,029
                                                                             ==========      ==========

Diluted income per share of common stock                                     $      .61             .40
                                                                             ==========      ==========

5.  Reclassifications. Certain  amounts  in  the  2001  condensed   consolidated
        financial   statements   have  been   reclassified  to  conform  to  the
        presentation for 2002.

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 11, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/ Hacker, Johnson & Smith PA
------------------------------
HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 5, 2002

                               FFLC BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


General

      FFLC Bancorp, Inc., (the "Holding Company") is the holding company for its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the "Bank"), its 90% owned subsidiary, First Alliance Title, LLC, and the Bank's wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). The Company's consolidated results of operations are primarily those of the Bank.

      The Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with principal repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family, owner-occupied homes, commercial loans, consumer loans and, to a lesser extent, construction loans, other loans, and multi-family residential mortgage loans. In addition, the Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Bank's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

      The Bank has 12 full-service banking locations in Lake, Sumter and Citrus Counties, Florida.

      The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned primarily on its loan and securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Company's operating results are also affected, to a lesser extent, by fee income. The Company's operating expenses consist primarily of salaries and employee benefits, occupancy expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

                               FFLC BANCORP, INC.


Capital Resources

      The Bank's primary sources of funds include proceeds from payments and prepayments on mortgage loans and mortgage-backed securities, proceeds from maturities of investment securities and increases in deposits. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

      At March 31, 2002, the Bank had outstanding commitments to originate $19.6 million of loans, commitments to fund approximately $17.3 million of the undisbursed portion of loans in process and undisbursed lines of credit of approximately $45.1 million. The Bank believes that it will have sufficient funds available to meet its commitments. At March 31, 2002, certificates of deposit which were scheduled to mature in one year or less totaled $313.8 million. Based on past experience, management believes, that a significant portion of those funds will remain with the Bank.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of March 31, 2002, the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


      As of March 31, 2002, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and percentages at March 31, 2002 are also presented in the table.

                                                                                           To Be Well
                                                                    Minimum                Capitalized
                                                                  For Capital              For Prompt
                                                                   Adequacy             Corrective Action
                                             Actual                Purposes                Provisions
                                          %        Amount        %        Amount         %       Amount
                                                             ($ in thousands)
Stockholders' equity,
    and ratio to total
    assets                              7.4%    $  62,114
Less: investment in
    nonincludable
    subsidiary                                       (500)
Less: unrealized gain on
    securities available for sale                    (268)
                                                ---------

Tangible capital,
    and ratio to adjusted
    total assets                        7.3%    $  61,346      1.5%   $  12,605
                                                =========             =========

Tier 1 (core) capital, and
    ratio to adjusted total
    assets                              7.3%    $  61,346      3.0%   $  25,211        5.0%   $  42,018
                                                =========             =========               =========

Tier 1 capital, and ratio
    to risk-weighted assets            11.1%       61,346      4.0%   $  22,175        6.0%   $  33,262
                                                =========             =========               =========

Less: Nonincludable investment
    in 80% land loans                                (492)

Tier 2 capital (allowance for
    loan losses)                                    4,189
                                                ---------

Total risk-based capital,
    and ratio to risk-
    weighted assets                    11.7%    $  65,043      8.0%   $  44,349       10.0%   $  55,437
                                                                      =========               =========

Total assets                                    $ 841,144
                                                =========

Adjusted total assets                           $ 840,359
                                                =========

Risk-weighted assets                            $ 554,367
                                                =========

                               FFLC BANCORP, INC.

    The following table shows selected ratios for the periods ended or at the dates indicated:


                                                                   Three Months                          Three Months
                                                                       Ended           Year Ended            Ended
                                                                     March 31,        December 31,         March 31,
                                                                       2002               2001               2001
                                                                 -----------------  -----------------   --------------
        Average equity as a percentage
           of average assets                                            7.83%              8.05%            8.27%

        Total equity to total assets at end of period                   7.79%              7.78%            8.16%

        Return on average assets (1)                                    1.06%               .82%             .79%

        Return on average equity (1)                                   13.54%             10.20%            9.57%

        Noninterest expense to average assets (1)                       1.65%              1.68%            1.64%

        Nonperforming assets to total assets
           at end of period                                              .30%               .28%             .49%

        Operating efficiency ratio (1)                                 47.54%             53.63%           53.59%


(1)   Annualized for the three months ended March 31, 2002 and 2001.

                                                                          At                At              At
                                                                       March 31,       December 31,      March 31,
                                                                          2002             2001            2001
                                                                     ---------------  ---------------  -------------
   Weighted-average interest rates:
        Interest-earning assets:
           Loans                                                        7.46%              7.61%            8.11%
           Securities                                                   4.76%              5.16%            6.35%
           Other interest-earning assets                                2.78%              2.48%            5.82%
                Total interest-earning assets                           7.06%              7.17%            7.93%
        Interest-bearing liabilities:
           Interest-bearing deposits                                    3.47%              3.85%            5.33%
           Borrowed funds                                               5.36%              5.44%            6.08%
                Total interest-bearing liabilities                      3.89%              4.22%            5.48%
        Interest-rate spread                                            3.17%              2.95%            2.45%

Change in Financial Condition

Total assets increased $17.4 million or 2.1%, from $823.2 million at December 31, 2001 to $840.5 million at March 31, 2002 primarily as a result of a $15.1 million increase in net loans and an increase in securities available for sale of $10.3 million, partially offset by a decrease in cash and cash equivalents of $8.9 million. Deposits increased $7.5 million from $585.1 million at December 31, 2001 to $592.6 million at March 31, 2002. The $1.4 million net increase in stockholders equity during the three months ended March 31, 2002 resulted from net income of $2.2 million and proceeds of $115,000 from stock options exercised, partially offset by repurchases of the Company's stock of $160,000, dividends paid of $499,000 and a $223,000, net of tax decrease in unrealized gains on securities available for sale.

                               FFLC BANCORP, INC.

Results of Operations

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered to constitute adjustments to yields.



                                                                           Three Months Ended March 31,
                                                        -----------------------------------------------------------------
                                                                      2002                                2001
                                                        -------------------------------     -----------------------------
                                                                    Interest    Average                Interest   Average
                                                        Average        and       Yield/     Average       and      Yield/
                                                        Balance     Dividends    Cost       Balance    Dividends    Cost
                                                        -------     ---------    ----       -------    ---------    ----
                                                                                 ($ in Thousands)
Interest-earning assets:
    Loans                                              $ 690,435     12,867       7.45%   $ 628,834     12,805      8.15%
    Securities                                            73,222        761       4.16       43,613        714      6.55
    Other interest-earning assets (1)                     31,619        240       3.04       20,839        316      6.07
                                                         -------   --------                 -------     ------

            Total interest-earning assets                795,276     13,868       6.98      693,286     13,835      7.98
                                                                     ------                             ------

Noninterest-earning assets                                38,494                             30,640
                                                         -------                           --------

            Total assets                               $ 833,770                          $ 723,926
                                                         =======                            =======

Interest-bearing liabilities:
    NOW and money-market accounts                        120,017        400       1.33       87,405        580      2.65
    Savings accounts                                      22,375         56       1.00       19,425         97      2.00
    Certificates                                         435,369      4,762       4.38      407,708      6,256      6.14
    Federal Home Loan Bank advances                      154,000      2,202       5.72      123,000      1,896      6.17
    Other borrowed funds                                  14,014         71       2.03        8,318         92      4.42
                                                        --------   --------               ---------   --------

            Total interest-bearing liabilities           745,775      7,491       4.02      645,856      8,921      5.53
                                                                     ------                             ------

Noninterest-bearing deposits                              15,033                             12,825
Noninterest-bearing liabilities                            7,714                              5,388
Stockholders' equity                                      65,248                             59,857
                                                         -------                           --------

            Total liabilities and stockholders' equity $ 833,770                          $ 723,926
                                                         =======                            =======

Net interest income                                               $  6,377                            $  4,914
                                                                    ======                             ======

Interest-rate spread (2)                                                          2.96%                             2.45%
                                                                                  ====                              ====

Net interest-earning assets, net margin (3)            $  49,501                  3.21%   $  47,430                 2.84%
                                                         =======                  ====      =======                 ====

Ratio of interest-earning assets to
    interest-bearing liabilities                            1.07                               1.07
                                                            ====                               ====



(1)   Includes interest-bearing deposits and Federal Home Loan Bank stock.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is annualized net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

          Comparison of the Three Months Ended March 31, 2002 and 2001


General Operating Results. Net income for the three-month period ended March 31, 2002 was $2.2 million or $.62 per basic and $.61 per diluted share, respectively, compared to $1.4 million or $.41 per basic and $.40 per diluted share, respectively, for the comparable 2001 period. This $776,000 or 54.2% increase was primarily due to an increase in net interest income of $1.5 million, partially offset by a $481,000 increase in noninterest expense.

Interest Income. Interest income increased $33,000 to $13.9 million for the three-month period ended March 31, 2002 from the level earned for the comparable period in 2001. That was due to a $102.0 million increase in the average balance of interest-earning assets outstanding during the three-month period ended March 31, 2002, compared to the 2001 period, offset in part by a decrease in the average yield on interest-earning assets from period to period from 7.98% for the three-month period ended March 31, 2001, to 6.98% for the three-month period ended March 31, 2002.

Interest Expense. Interest expense decreased $1.4 million or 16.0%, from $8.9 million for the three-month period ended March 31, 2001 to $7.5 million for the three-month period ended March 31, 2002. The decrease was primarily due to a decrease in the average cost of interest bearing liabilities from 5.53% for the three month period ended March 31, 2001 to 4.02% for the three month period ended March 31, 2002, partially offset by increases of $63.2 million in average deposits and $36.7 million in average borrowed funds outstanding. Average deposits increased from $514.5 million outstanding during the three months ended March 31, 2001 to $577.8 million outstanding during the comparable period of 2002. Average borrowed funds increased from $131.3 million outstanding during the three months ended March 31, 2001 to $168.0 million outstanding during the three months ended March 31, 2002.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2002 and 2001 of $258,000 and $275,000, respectively. The allowance for loan losses was $4.3 million at March 31, 2002. Management believes the allowance is adequate at March 31, 2002.

Noninterest Income. Noninterest income increased by $253,000 or 41.1% from $615,000 for the three- month period ended March 31, 2001 to $868,000 for the three-month period ended March 31, 2002. That increase was mainly due to an increase in other service charges and fees of $135,000.

Noninterest Expense. Noninterest expense increased by $481,000, or 16.2% from the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2002. The increase was primarily due to increases in salaries and employee benefits of $309,000, occupancy expense of $92,000 and other expenses of $50,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $859,000 (an effective tax rate of 37.5%) for the three-month period ended March 31, 2001 to $1.3 million (an effective tax rate of 37.7%) for the corresponding period in 2002.

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

   Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase or decrease in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market-risk exposure since December 31, 2001.

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

     * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on September 27, 1993, Registration No. 33-69466.
     ** Incorporated herein by reference into this document from the Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1994.
     *** Incorporated herein by reference into this document from the September 30, 1999 FFLC Bancorp, Inc. Form 10-Q filed November 3, 1999.

     (b) There were no reports on Form 8-K filed during the three months ended March 31, 2002.

                               FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FFLC BANCORP, INC.
                                (Registrant)






Date:  April 25, 2002     By:  /s/ Stephen T. Kurtz
      ----------------        --------------------------------------------------
                                 Stephen T. Kurtz, President and Chief Executive Officer





Date:  April 25, 2002     By:  /s/ Paul K. Mueller
      ----------------        --------------------------------------------------
                                 Paul K. Mueller, Executive Vice President and Treasurer