Form 10-Q
period 2002-06-30
FFLC BANCORP INC
filed 2002-08-06
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from_________ to __________


                         Commission file number 0-22608



                               FFLC BANCORP, INC.
                               ------------------
             (Exact Name of Registrant as Specified in Its Charter)


      Delaware                                                   59-3204891
-----------------------                                      -------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
-------------------------------------------------------------------   ----------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code  (352) 787-3311
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



Common stock, par value $.01 per share        3,578,097 shares outstanding at July 31, 2002
--------------------------------------        ---------------------------------------------


                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                           Page

     Condensed Consolidated Balance Sheets -
       at June 30, 2002 (unaudited) and at December 31, 2001.................................2

     Condensed Consolidated Statements of Income -
       Three and Six months ended June 30, 2002 and 2001 (unaudited).........................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Six months ended June 30, 2002 (unaudited)............................................4

     Condensed Consolidated Statements of Cash Flows -
       Six months ended June 30, 2002 and 2001 (unaudited).................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited).....................7-10

     Review by Independent Certified Public Accountants.....................................11

     Report on Review by Independent Certified Public Accountants...........................12

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................................13-20

   Item 3.  Quantative and Qualitative Disclosures About Market Risk........................21

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................................21

   Item 2.  Changes in Securities...........................................................21

   Item 3.  Default upon Senior Securities..................................................21

   Item 4.  Submission of Matters to a Vote of Security Holders..........................21-22

   Item 5.  Other Information...............................................................22

   Item 6.  Exhibits and Reports on Form 8-K................................................23

SIGNATURES..................................................................................24




                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)



                                                                               At                At
                                                                             June 30,        December 31,
                                                                             --------        ------------
                                                                               2002              2001
                                                                               ----              ----
            Assets                                                          (unaudited)

Cash and due from banks                                                    $   39,354            19,609
Interest-bearing deposits                                                      24,586            30,183
                                                                            ---------           -------

            Cash and cash equivalents                                          63,940            49,792

Securities available for sale                                                  68,186            59,503
Loans, net of allowance for loan losses of $4,701 in 2002
    and $4,289 in 2001                                                        730,040           685,935
Accrued interest receivable                                                     4,191             4,193
Premises and equipment, net                                                    15,294            14,338
Foreclosed assets                                                                 304               373
Federal Home Loan Bank stock, at cost                                           8,200             7,700
Deferred income taxes                                                             397               274
Other assets                                                                    1,385             1,043
                                                                            ---------           -------

            Total                                                           $ 891,937           823,151
                                                                            =========           =======

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                        16,518            14,334
    NOW and money-market accounts                                             125,587           111,961
    Savings accounts                                                           23,521            24,093
    Certificates                                                              470,905           434,740
                                                                            ---------           -------

            Total deposits                                                    636,531           585,128

Advances from Federal Home Loan Bank                                          164,000           154,000
Other borrowed funds                                                           15,980            13,327
Accrued expenses and other liabilities                                          7,917             6,628
                                                                            ---------           -------

            Total liabilities                                                 824,428           759,083
                                                                            ---------           -------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                           --                --
    Common stock, $.01 par value, 9,000,000 shares authorized,
        4,564,749 in 2002 and 4,542,953 in 2001 shares issued                      46                45
    Additional paid-in-capital                                                 31,523            31,355
    Retained income                                                            54,997            51,575
    Accumulated other comprehensive income                                        478               440
    Treasury stock, at cost (986,982 shares in 2002 and
        979,021 shares in 2001)                                               (19,535)          (19,347)
                                                                            ---------           -------

            Total stockholders' equity                                         67,509            64,068
                                                                            ---------           -------

            Total                                                           $ 891,937           823,151
                                                                            =========           =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                   ($ in thousands, except per share amounts)


                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                        -------------------               ----------------
                                                       2002             2001            2002            2001
                                                       ----             ----            ----            ----
Interest income:
    Loans                                            $   13,180          13,188          26,047          25,993
    Securities available for sale                           779             727           1,540           1,441
    Other interest-earning assets                           184             271             424             587
                                                     ----------      ----------      ----------      ----------

            Total interest income                        14,143          14,186          28,011          28,021
                                                     ----------      ----------      ----------      ----------

Interest expense:
    Deposits                                              4,954           7,045          10,172          13,978
    Borrowed funds                                        2,330           2,104           4,603           4,092
                                                     ----------      ----------      ----------      ----------

            Total interest expense                        7,284           9,149          14,775          18,070
                                                     ----------      ----------      ----------      ----------

            Net interest income                           6,859           5,037          13,236           9,951

Provision for loan losses                                   613             325             871             600
                                                     ----------      ----------      ----------      ----------

            Net interest income after provision
                for loan losses                           6,246           4,712          12,365           9,351
                                                     ----------      ----------      ----------      ----------

Noninterest income:
    Deposit account fees                                    233             204             451             421
    Other service charges and fees                          530             437           1,012             784
    Other                                                    83              54             251             105
                                                     ----------      ----------      ----------      ----------

            Total noninterest income                        846             695           1,714           1,310
                                                     ----------      ----------      ----------      ----------

Noninterest expense:
    Salaries and employee benefits                        2,134           1,764           4,150           3,471
    Occupancy expense                                       585             489           1,158             970
    Deposit insurance premium                                26              25              52              49
    Data processing expense                                 240             248             492             494
    Professional services                                    95             102             197             187
    Advertising and promotion                               123             102             234             208
    Other                                                   394             322             758             636
                                                     ----------      ----------      ----------      ----------

            Total noninterest expense                     3,597           3,052           7,041           6,015
                                                     ----------      ----------      ----------      ----------

Income before income taxes                                3,495           2,355           7,038           4,646

            Income taxes                                  1,282             882           2,617           1,741
                                                     ----------      ----------      ----------      ----------

Net income                                           $    2,213           1,473           4,421           2,905
                                                     ==========      ==========      ==========      ==========

Basic income per share of common stock               $      .62             .41            1.24             .82
                                                     ==========      ==========      ==========      ==========

Weighted-average number of shares outstanding
    for basic                                         3,571,226       3,537,364       3,569,466       3,536,243
                                                     ==========      ==========      ==========      ==========

Diluted income per share of common stock             $      .60             .40            1.21             .80
                                                     ==========      ==========      ==========      ==========

Weighted-average number of shares outstanding
    for diluted                                       3,645,834       3,629,597       3,643,210       3,625,623
                                                     ==========      ==========      ==========      ==========

Dividends per share                                  $      .14             .13             .28             .26
                                                     ==========      ==========      ==========      ==========



See accompanying Notes to Condensed Consolidated Financial Statements


                               FFLC BANCORP, INC.

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                   Six Months Ended June 30, 2002 (Unaudited)
                                ($ in thousands)



                                                                                                      Accumulated
                                                                                                         Other
                                                                   Additional                            Compre-      Total
                                                        Common      Paid-In     Treasury     Retained    hensive   Stockholders'
                                                         Stock      Capital      Stock        Income     Income       Equity
                                                         -----      -------      -----        ------     ------       ------

Balance at December 31, 2001                           $    45       31,355     (19,347)       51,575        440       64,068

Comprehensive income:
  Net income (unaudited)                                    --           --          --         4,421         --        4,421

Change in unrealized gains on securities
       available for sale, net of income taxes
       of $23 (unaudited)                                   --           --          --        --             38           38
                                                                                                                       ------

Comprehensive income (unaudited)                                                                                        4,459
                                                                                                                        -----

Net proceeds from the issuance of 21,796 shares of
  common stock, stock options exercised
  (unaudited)                                                1          168          --            --         --          169

Dividends paid (unaudited)                                  --           --          --          (999)        --         (999)

Purchase of treasury stock, 7,961 shares (unaudited         --           --        (188)           --         --         (188)
                                                       -------       ------     -------        ------        ---       ------

Balance at June 30, 2002 (unaudited)                   $    46       31,523     (19,535)       54,997        478       67,509
                                                       =======      =======     =======       =======    =======      =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                  FFLC BANCORP, INC.

                               Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                    ($ in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                           --------------------------
                                                                                              2002            2001
                                                                                              ----            ----
Cash flows from operating activities:
    Net income                                                                             $   4,421          2,905
    Adjustments to reconcile net income to net cash provided by operations:
        Provision for loan losses                                                                871            600
        Depreciation                                                                             518            383
        Credit for deferred income taxes                                                        (146)           (58)
        Gain on sale of foreclosed assets                                                        (30)           (28)
        Net amortization of premiums and discounts on securities                                  53            (75)
        Net deferral of loan fees and costs                                                      (82)            70
        Decrease (increase) in accrued interest receivable                                         2           (158)
        Increase in other assets                                                                (342)           (76)
        Increase (decrease) in accrued expenses and other liabilities                          1,289         (2,672)
                                                                                             -------        -------

                    Net cash provided by operating activities                                  6,554            891
                                                                                             -------        -------

Cash flows from investing activities:
    Proceeds from principal repayments and maturities on securities available for sale         6,650          6,603
    Purchase of securities available for sale                                                (15,325)       (14,893)
    Loan disbursements                                                                      (137,787)       (92,759)
    Principal repayments on loans                                                             92,370         50,744
    Purchase of premises and equipment, net                                                   (1,474)        (1,535)
    Purchase of Federal Home Loan Bank stock                                                    (500)          (800)
    Proceeds from sales of foreclosed assets                                                     622            292
                                                                                             -------        -------

                    Net cash used in investing activities                                    (55,444)       (52,348)
                                                                                             -------        -------

Cash flows from financing activities:
    Net increase in deposits                                                                  51,403         28,881
    Net increase in advances from Federal Home Loan Bank                                      10,000         16,000
    Net increase in other borrowed funds                                                       2,653          6,125
    Issuance of common stock                                                                     169            197
    Purchase of treasury stock                                                                  (188)          (237)
    Cash dividends paid                                                                         (999)          (919)
                                                                                             -------        -------

                    Net cash provided by financing activities                                 63,038         50,047

Net increase (decrease) in cash and cash equivalents                                          14,148         (1,410)

Cash and cash equivalents at beginning of period                                              49,792         30,481

Cash and cash equivalents at end of period                                                 $  63,940         29,071
                                                                                           =========         ======


                                                                                                        (continued)

                               FFLC BANCORP, INC.

     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
                                ($ in thousands)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                               2002          2001
                                                                               ----          ----

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                              $14,907       18,019
                                                                              =======       ======

        Income taxes                                                          $ 2,780        1,965
                                                                              =======        =====

    Noncash investing and financing activities:

        Accumulated other comprehensive income, net change in unrealized
            gain on securities available for sale, net of tax                 $    38          261
                                                                              =======       ======

        Transfer from loans to foreclosed assets                              $   664          205
                                                                              =======       ======

        Loans originated on sales of foreclosed assets                        $   141           84
                                                                              =======       ======

        Loans funded by and sold to correspondent                             $ 4,891        8,468
                                                                              =======       ======


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc.(the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002 and the results of operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for the three-and six-month periods ended June 30, 2002, are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

     The condensed consolidated financial statements include the accounts of the Holding Company and its two subsidiaries, First Federal Savings Bank of Lake County (the "Bank") and First Alliance Title, LLC, and the Bank's wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Loans. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated (in thousands):


                                                        At June 30, 2002        At December 31, 2001
                                                    ---------------------       --------------------
                                                                     % of                        % of
                                                    Amount          Total       Amount          Total
                                                    ------          -----       ------          -----
Mortgage loans:
    One-to-four-family residential                  $ 427,149       56.41%    $ 413,712         58.77%
    Construction and land                              25,869        3.42        22,951          3.26
    Multi-family units                                 22,698        3.00        20,304          2.88
    Commercial real estate, churches and other        124,038       16.38       108,804         15.46
                                                      -------       -----       -------         -----

        Total mortgage loans                          599,754       79.21       565,771         80.37

Consumer loans                                        132,220       17.46       119,357         16.96
Commercial loans                                       25,179        3.33        18,814          2.67
                                                       ------        ----        ------          ----

        Total loans (1)                               757,153      100.00%      703,942        100.00%
                                                                   ======                      =======

Less:
    Loans in process                                  (23,177)                 (14,310)
    Net deferred loan costs                               765                      592
    Allowance for loan losses (2)                      (4,701)                  (4,289)
                                                       ------                   ------

        Loans, net                                  $ 730,040              $   685,935
                                                    =========              ===========


(1) Total loans outstanding by department consists of the following (in thousands):


                                                                          At
                                                                      ----------
                                                       June 30, 2002         December 31, 2001
                                                       ---------------------------------------
                                                                   % of                    % of
                                                     Amount       Total        Amount     Total
                                                     ------       -----        ------     -----

            Residential                           $ 418,248       55.24%    $ 403,897     57.37%
            Commercial                              204,441       27.00       180,688     25.67
            Consumer                                134,464       17.76       119,357     16.96
                                                  ---------      ------     ---------    ------

                                                  $ 757,153      100.00%    $ 703,942    100.00%
                                                  =========      ======     =========    ======


                                                                                    (continued)

                               FFLC BANCORP, INC.

   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


2.  Loans, Continued.

     (2) Total allowance for loan losses by department consist of the following (in thousands):

                                                                  At
                                                        ---------------------
                                                  June 30, 2002       December 31, 2001
                                               -------------------------------------------
                                                           % to                    % to
                                                          Gross                   Gross
                                             Amount       Loans      Amount       Loans
                                             ------       -----      ------       -----

Residential                                  $1,189         .28%     $1,229         .30%
Commercial                                    2,534        1.24       2,039        1.13
Consumer                                        978         .73       1,021         .86
                                             ------        ---       ------        ----

                                             $4,701         .62%     $4,289        .61%
                                             ======         ===      ======        ===+


Total gross loans originated by department, including unfunded construction and line of credit loans, consist of the following (in thousands):


                                     Three Months Ended      Six Months Ended
                                            June 30,             June 30,
                                      ------------------  ---------------------
                                      2002         2001         2002       2001
                                      ----         ----         ----       ----

Residential                         $40,076       26,475       70,953     45,539
Commercial                           30,102       24,758       54,110     48,824
Consumer                             24,378       18,680       42,481     36,562
                                     ------       ------       ------     ------

                                    $94,556       69,913      167,544     130,925
                                    =======       ======      =======     =======


3. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

     An analysis of the change in the allowance for loan losses was as follows
          (in thousands):



                                      Three Months Ended        Six Months Ended
                                             June 30,                June 30,
                                      ------------------        ----------------
                                        2002        2001         2002       2001
                                        ----        ----         ----       ----

Beginning balance                    $ 4,273       3,773        4,289      3,552
Provision for loan losses                613         325          871        600
Net loans charged-off                  (185)        (44)        (459)       (98)
                                       ----         ---         ----        ---

Ending balance                       $ 4,701       4,054        4,701      4,054
                                     =======       =====        =====      =====

                                                                     (continued)

                               FFLC BANCORP, INC.

3. Loan Impairment and Loan Losses, Continued. There were no impaired loans at June 30, 2002. The following summarizes the amount of impaired loans at December 31, 2001, all of which were collateral dependent (in thousands):

            Loans identified as impaired:
                Gross loans with no related allowance for losses           $ --
                Gross loans with related allowance for losses recorded       306
                Less:  Allowances on these loans                           (150)
                                                                           ----

            Net investment in impaired loans                               $ 156
                                                                           =====


     The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                  Three Months Ended        Six Months Ended
                                                             June 30,                June 30,
                                                      ------------------------------------------
                                                     2002       2001         2002       2001
                                                     ----       ----         ----       ----

Average net investment in impaired loans           $    --       857           19        730
                                                      ====       ===           ==        ===

Interest income recognized on impaired loans       $    --        70           --         81
                                                      ====       ===           ==        ===

Interest income received on impaired loans         $    --        70           --         81
                                                      ====       ===           ==        ===


     During the three months ended June 30, 2001, an impaired loan in the amount of $1.3 million was repaid.


                                                                     (continued)

                               FFLC BANCORP, INC.

4. Income Per Share of Common Stock. Basic income per share of common stock has been computed by dividing the net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the RRP incentive plans are only considered outstanding when the shares are released or committed to be released for allocation to participants. Diluted income per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted income per share of common stock:

                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                     -------------------           ------------------------
                                                                      2002            2001             2002         2001
                                                                      ----            ----             ----         ----
Weighted-average shares of common stock issued and
           outstanding before adjustments for RRP and
           common stock options                                    3,573,961        3,540,099       3,572,201     3,538,978
        Adjustment to reflect the effect of unallocated
           RRP shares                                                 (2,735)          (2,735)         (2,735)       (2,735)
                                                                   ---------        ---------       ---------     ---------

        Weighted-average shares for basic income per share         3,571,226        3,537,364       3,569,466     3,536,243
                                                                   =========        =========       =========     =========

        Basic income per share of common stock                    $      .62              .41            1.24           .82
                                                                  ==========              ===            ====           ===

        Total weighted-average common shares and
           equivalents outstanding for basic income per
           share computation                                       3,571,226        3,537,364       3,569,466     3,536,243

        Additional dilutive shares using the average market
           value for the period utilizing the treasury stock
           method regarding stock options                             74,608           92,233          73,744        89,380
                                                                   ---------        ---------       ---------     ---------

        Weighted-average common shares and equivalents
           outstanding for diluted income per share                3,645,834        3,629,597       3,643,210     3,625,623
                                                                   =========        =========       =========     =========

        Diluted income per share of common stock                  $      .60              .40            1.21           .80
                                                                  ==========              ===            ====           ===

 5. Stock Option Plan. At the Company's annual meeting in May 2002, the stockholders approved the 2002 Stock Option Plan (the "Plan"). Under this Plan, up to 250,000 options can be granted to directors, officers or employees of the Company. As of June 30, 2002, no options have been granted under the Plan.

 6.   Reclassifications.  Certain amounts  in the  2001  condensed  consolidated
          financial   statements  have  been  reclassified  to  conform  to  the presentation for 2002.

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three- and six-month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiaries (the "Company") as of June 30, 2002, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2002 and 2001, the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2002 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON & SMITH PA
Orlando, Florida
July 10, 2002

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

     The Bank has 12 full-service banking facilities in Lake, Sumter and Citrus Counties, Florida, and has a new branch under construction in the Clermont area of Lake County. That branch is expected to open in the fourth quarter of 2002. The Bank has also purchased two former branch sites from another bank, one located in Marion County, and the other located in Lake County, where the Bank expects to open branches in the fourth quarter of 2002. The site acquired in Lake County will replace the Bank's existing Lake Square office and provide the Bank with a larger facility needed to accommodate the continued growth of that branch.

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income earned primarily on its loan and securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Company's operating results are also affected, to a lesser extent, by fee income. The Company's operating expenses consist primarily of salaries and employee benefits, occupancy expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

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

     At June 30, 2002, the Bank had outstanding commitments to originate $16.7 million of loans, commitments to fund approximately $23.2 million of the undisbursed portion of loans in process and undisbursed lines of credit of approximately $53.4 million. The Bank believes that it will have sufficient funds available to meet its commitments. At June 30, 2002, certificates of deposit which were scheduled to mature in one year or less totaled $310.2 million. Based on past experience, management believes, that a significant portion of those funds will remain with the Bank.

     The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can require regulators to initiate certain mandatory- and possibly additional discretionary-actions that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of June 30, 2002, the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


     As of June 30, 2002, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and percentages at June 30, 2002 are also presented in the table.

                                                                                                  To Be Well
                                                              Minimum                            Capitalized
                                                             For Capital                          For Prompt
                                                              Adequacy                        Corrective Action
                                       Actual                 Purposes                            Provisions
                                      %    Amount          %             Amount                  %      Amount
                                      -    ------          -             ------                  -      ------
                                                                                ($ in thousands)
Stockholders' equity,
    and ratio to total
    assets                          7.2%  $ 64,604
Less: investment in
    nonincludable
    subsidiary                               (510)
Less: unrealized gain on
    securities available for sale            (522)
                                             ----

Tangible capital,
    and ratio to adjusted
    total assets                    7.1%  $ 63,572         1.5%           $  13,366
                                          ========                        =========

Tier 1 (core) capital, and
    ratio to adjusted total
    assets                          7.1%  $ 63,572         3.0%           $  26,732             5.0%    $  44,553
                                           ========                       =========                     =========

Tier 1 capital, and ratio
    to risk-weighted assets        11.1%    63,572         4.0%           $  22,930             6.0%    $  34,395
                                                                          =========                     =========

Less: Nonincludable investment
    in 80% land loans                        (344)

Tier 2 capital (allowance for
    loan losses)                             4,541
                                             -----

Total risk-based capital,
    and ratio to risk-
    weighted assets                11.8% $  67,769         8.0%           $  45,860             10.0%    $  57,324
                                         =========                        =========                      =========

Total assets                             $ 892,089
                                         =========

Adjusted total assets                    $ 891,063
                                         =========

Risk-weighted assets                     $ 573,244
                                         =========


                               FFLC BANCORP, INC.

     The following table shows selected ratios for the periods ended or at the dates indicated:

                                                              Six Months                       Six Months
                                                                 Ended          Year Ended       Ended
                                                               June 30,         December 31,    June 30,
                                                                 2002             2001            2001
                                                                 ----             ----            ----
        Average equity as a percentage
           of average assets                                     7.83%           8.05%           8.22%

        Total equity to total assets at end of period            7.57%           7.78%           8.07%

        Return on average assets (1)                             1.05%            .82%            .79%

        Return on average equity (1)                            13.38%          10.20%           9.62%

        Noninterest expense to average assets (1)                1.67%           1.68%           1.64%

        Nonperforming assets to total assets
           at end of period                                       .22%            .28%            .28%

        Operating efficiency ratio (1)                          47.10%          53.63%          53.41%


 (1)        Annualized for the six months ended June 30, 2002 and 2001.



                                                         At            At             At
                                                      June 30,      December 31,   June 30,
                                                        2002           2001          2001
                                                        ----           ----          ----
Weighted-average interest rates:
     Interest-earning assets:
        Loans                                           7.33%         7.61%         7.96%
        Securities                                      4.68%         5.16%         5.86%
        Other interest-earning assets                   2.70%         2.48%         5.05%
             Total interest-earning assets              6.94%         7.17%         7.74%
     Interest-bearing liabilities:
        Interest-bearing deposits                       3.41%         3.85%         5.12%
        Borrowed funds                                  5.16%         5.44%         5.85%
             Total interest-bearing liabilities         3.80%         4.22%         5.28%
     Interest-rate spread                               3.14%         2.95%         2.46%

Change in Financial Condition

Total assets increased $68.8 million or 8.4%, from $823.2 million at December 31, 2001 to $891.9 million at June 30, 2002 primarily as a result of a $44.1 million increase in net loans and an increase in cash and cash equivalents of $14.1 million. Deposits increased $51.4 million from $585.1 million at December 31, 2001 to $636.5 million at June 30, 2002. The $3.4 million net increase in stockholders' equity during the six months ended June 30, 2002 resulted from net income of $4.4 million, proceeds of $169,000 from stock options exercised and a $38,000, net of tax increase in unrealized gains on securities available for sale, partially offset by repurchases of the Company's stock of $188,000 and dividends paid of $999,000.

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


                                                                                              Three Months Ended June 30,
                                                        ---------------------------------------------------------------------------
                                                                                   2002                                2001
                                                        --------------------------------------     --------------------------------
                                                                        Interest       Average                  Interest    Average
                                                        Average           and           Yield/     Average        and        Yield/
                                                        Balance         Dividends         Cost     Balance      Dividends     Cost
                                                                                              ($ in Thousands)
Interest-earning assets:
    Loans                                                $717,233         13,180          7.35%   $646,382         13,188      8.16%
    Securities                                             76,542            779          4.07      47,352            727       6.14
    Other interest-earning assets (1)                      18,696            184          3.94      21,326            271       5.08
                                  --                       ------            ---                    ------            ---

        Total interest-earning assets                     812,471         14,143          6.96     715,060         14,186       7.94
                                                                          ------                                   ------

Noninterest-earning assets                                 42,125                                  32,239
                                                           ------                                  ------

        Total assets                                     $854,596                                 $747,299
                                                         ========                                 ========


Interest-bearing liabilities:
    NOW and money-market accounts                         125,838            405          1.29      92,137            586       2.54
    Savings accounts                                       22,896             57          1.00      19,592            106       2.16
    Certificates                                          438,890          4,492          4.09     416,786          6,353       6.10
    Federal Home Loan Bank advances                       160,044          2,253          5.63     127,022          1,966       6.19
    Other borrowed funds                                   15,785             77          1.95      10,716            138       5.15
                                                           ------             --                   ------            ---

        Total interest-bearing liabilities                763,453          7,284          3.82     666,253          9,149       5.49
                                                                           -----                                    -----

Noninterest-bearing deposits                               15,985                                   13,588
Noninterest-bearing liabilities                             8,262                                    6,545
Stockholders' equity                                       66,896                                   60,913
                                                           ------                                   ------

        Total liabilities and
            stockholders' equity                         $854,596                                 $747,299
                                                         ========                                 ========

Net interest income                                                     $  6,859                                  $ 5,037
                                                                        =========                                 ========

Interest-rate spread (2)                                                                  3.14%                                2.45%
                                                                                          ====                                  ====

Net interest-earning assets,
    net interest margin (3)                              $ 49,018                         3.38%   $48,807                      2.82%
                                                          =======                         ====     ======                       ====

Ratio of interest-earning assets to
    interest-bearing liabilities                             1.06                                    1.07
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


                                                                                      Six Months Ended June 30,
                                                        ---------------------------------------------------------------------------
                                                                               2002                                            2001
                                                        -----------------------------      ----------------------------------------
                                                                   Interest   Average                       Interest        Average
                                                         Average      and     Yield/       Average            and            Yield/
                                                         Balance   Dividends   Cost        Balance          Dividends         Cost
                                                         -------   ---------   ----        -------          ---------         ----
                                                                                                      ($ in Thousands)
Interest-earning assets:
    Loans                                               $703,908         26,047       7.40%   $637,656         25,993         8.15%
    Securities                                            74,891          1,540       4.11      45,493          1,441         6.34
    Other interest-earning assets (1)                     25,122            424       3.38      21,084            587         5.57
                                  --                      ------            ---       ----      ------            ---         ----

        Total interest-earning assets                    803,921         28,011       6.97     704,233         28,021         7.96
                                                                         ------                                ------

Noninterest-earning assets                                40,319                                30,675
                                                          ------                                ------

        Total assets                                    $844,240                              $734,908
                                                         =======                               =======

Interest-bearing liabilities:
    NOW and money-market accounts                        122,941            805       1.31      89,943          1,166         2.59
    Savings accounts                                      22,637            113       1.00      19,509            203         2.08
    Certificates                                         437,139          9,254       4.23     412,272         12,609         6.12
    Federal Home Loan Bank advances                      157,039          4,455       5.67     125,022          3,862         6.18
    Other borrowed funds                                  14,904            148       1.99       9,524            230         4.83
                                                          ------            ---       ----       -----            ---         ----

        Total interest-bearing liabilities               754,660         14,775       3.92     656,270         18,070         5.51
                                                                         ------                                ------

Noninterest-bearing deposits                              15,488                                13,072
Noninterest-bearing liabilities                            7,996                                 5,187
Stockholders' equity                                      66,096                                60,379
                                                          ------                                ------

        Total liabilities and stockholders' equity      $844,240                              $734,908
                                                         =======                               =======

Net interest income                                                     $13,236                                $9,951
                                                                         ======                                ======

Interest-rate spread (2)                                                              3.05%                                   2.45%
                                                                                      ====                                    =====

Net interest-earning assets,
    net interest margin (3)                             $ 49,261                      3.29%    $47,963                        2.83%
                                                         =======                      ====      ======                        =====

Ratio of interest-earning assets to
    interest-bearing liabilities                            1.07                                  1.07
                                                            ====                                  ====



(1)  Includes interest-bearing deposits and Federal Home Loan Bank stock
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is annualized net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended June 30, 2002 and 2001


General Operating Results. Net income for the three-month period ended June 30, 2002 was $2.2 million, or $.62 per basic share and $.60 per diluted share, compared to $1.5 million, or $.41 per basic share and $.40 per diluted share, for the comparable period in 2001. The increase in net income was primarily a result of an increase of $1.8 million in net interest income, partially offset by an increase of $545,000 in noninterest expense.

Interest Income. Interest income decreased $43,000 to $14.1 million for the three-month period ended June 30, 2002. The decrease was due to a decrease in the average yield earned on interest-earning assets from 7.94% for the three months ended June 30, 2001 to 6.96% for the three months ended June 30, 2002, partially offset by a $97.4 million or 13.6% increase in average interest-earning assets outstanding for the three months ended June 30, 2002 compared to the 2001 period.

Interest Expense.  Interest expense  decreased $1.9 million or 20.4%,  from $9.1 million for the three-month period ended June 30, 2001 to $7.3 million for the three-month period ended June 30, 2002. The decrease was due primarily to a decrease in the average cost of interest-bearing liabilities from 5.49% for the three months ended June 30, 2001 to 3.82% for the comparable 2002 period, partially offset by increases of $59.1 million and $38.1 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $528.5 million outstanding during the three months ended June 30, 2001 to $587.6 million outstanding during the comparable period for 2002. Average borrowings increased from $137.7 million during the three months ended June 30, 2001 to $175.8 million for the comparable 2002 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2002 and 2001 of $613,000 and $325,000, respectively. Net loans charged off for the three-month periods ended June 30, 2002 and 2001 were $185,000 and $44,000, respectively. The allowance for loan losses was $4.7 million or .62% of gross loans at June 30, 2002. Management believes the allowance is adequate at June 30, 2002.

Noninterest Income. Noninterest income increased $151,000 or 21.7% from $695,000 during the 2001 period to $846,000 during the 2002 period. The increase was mainly due to a $93,000 increase in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $545,000 or 17.9% from $3.1 million for the three-month period ended June 30, 2001 to $3.6 million for the three-month period ended June 30, 2002. The increase was primarily due to increases of $370,000 in salaries and employee benefits and $96,000 in occupancy expense related to the overall growth of the Company.

Income Tax Provision. The income tax provision increased from $882,000 for the three-month period ended June 30, 2001 (an effective tax rate of 37.5%) to $1.3 million (an effective tax rate of 36.7%) for the corresponding period in 2002.

                               FFLC BANCORP, INC.

        Comparison of the Six-Month Periods Ended June 30, 2002 and 2001


General Operating Results. Net income for the six-month period ended June 30, 2002 was $4.4 million, or $1.24 per basic share and $1.21 per diluted share, compared to $2.9 million, or $.82 per basic share and $.80 per diluted share, for the comparable period in 2001. This increase was mainly due to an increase in net interest income of $3.3 million, partially offset by a increase in noninterest expense of $1.0 million.

Interest Income.  Interest income decreased $10,000 to $28.0 million for the six months ended June 30, 2002. The decrease was due to a decrease in the average yield earned on interest-earning assets from 7.96% for the six months ended June 30, 2001 to 6.97% for the six months ended June 30, 2002, partially offset by a $99.7 million or 14.2% increase in average interest-earning assets outstanding for the six months ended June 30, 2002 compared to the 2001 period.

Interest Expense.  Interest expense  decreased $3.3 million or 18.2%, from $18.1 million for the six-month period ended June 30, 2001 to $14.8 million for the six-month period ended June 30, 2002. The decrease was due primarily to a decrease in the average cost of interest-bearing liabilities from 5.51% for the six months ended June 30, 2001 to 3.92% for the comparable 2002 period, partially offset by increases of $61.0 million and $37.4 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $521.7 million outstanding during the six months ended June 30, 2001 to $582.7 million outstanding during the comparable period for 2002. Average borrowings increased from $134.5 million outstanding during the six months ended June 30, 2001 to $171.9 million for the comparable 2002 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2002 and 2001 of $871,000 and $600,000, respectively. Net loans charged off for the six-month periods ended June 30, 2002 and 2001 were $459,000 and $98,000, respectively. The allowance for loan losses was $4.7 million or .62% of gross loans at June 30, 2002. Management believes the allowance is adequate at June 30, 2002.

Noninterest Income. Noninterest income increased $404,000, or 30.8% from $1.3 million for the six months ended June 30, 2001 to $1.7 million for the comparable period in 2002. This was mainly due to an increase of $228,000 in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $1.0 million or 17.1%, from $6.0 million for the six-month period ended June 30, 2001 to $7.0 million for the six-month period ended June 30, 2002. The increase was primarily due to increases in salaries and employee benefits of $679,000 and occupancy expense of $188,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision was $2.6 million for the six-month period ended June 30, 2002 (an effective tax rate of 37.2%) compared to $1.7 million (an effective tax rate of 37.5%) for the corresponding period for 2001.

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

     The Company does not engage in trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps. Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2001.


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

   Not applicable

Item 3.  Default upon Senior Securities

   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders (the "Annual Meeting") of FFLC Bancorp, Inc. was held on May 9, 2002, to consider the election of two directors each for a term of three years, approval of the 2002 Stock Option Plan and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 2002. At the Annual Meeting, incumbent Directors James P. Logan and Ted R. Ostrander, Jr., were reelected. The terms of Directors Howard H. Hewitt, H.D. Robuck, Jr., Stephen T. Kurtz, Joseph J. Junod, Claron D. Wagner and Paul K. Mueller continued after the Annual Meeting.

     At the Annual Meeting, 2,980,401 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

                               FFLC BANCORP, INC.



Item 4.    Submission of Matters to a Vote of Security Holders, Continued

   Proposal I.

   The election of two directors, each for a term of three years:

                                                                                                   Abstentions
                                                                                                   and Broker
                                                           For           Withheld     Against       Nonvotes
                                                           ---           --------     -------       --------

James P. Logan                                          2,941,217         39,184           --            --
                                                        =========         ======      =======        ======

Ted R. Ostrander, Jr                                    2,941,217         39,184           --            --
                                                        =========         ======      =======        ======


   Proposal II:

   To approve the 2002 Stock Option Plan:
                                                                                                    Abstentions
                                                                                                    and Broker
                                                            For         Withheld      Against        Nonvotes
                                                            ---         --------      -------        --------

                                                          2,361,157            --     111,895        507,349
                                                          =========        ======     =======        =======


   Proposal III:

     To ratify the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the year ending December 31, 2002

                                                              Abstentions
                                                               and Broker
                       For          Withheld       Against      Nonvotes
                       ---          --------       -------      --------

                    2,927,267           --          3,744        49,390
                    =========        =====          =====        ======

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

               10.1 First Federal Savings Bank of Lake County Recognition and Retention Plan**

               10.2 First Federal Savings Bank of Lake County Recognition and Retention Plan for Outside Directors**

               10.3 FFLC Bancorp, Inc. Incentive Stock Option Plans for Officers and Employees**

               10.4   FFLC Bancorp, Inc. Stock Option Plan for Outside
                      Directors**

               99.1 CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

               99.2 CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002


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

     (b) There were no reports on Form 8-K filed during the three months ended June 30, 2002.

                               FFLC BANCORP, INC.



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FFLC BANCORP, INC.
                            (Registrant)






Date:  August 6, 2002      By: /s/ Stephen T. Kurtz
       --------------          -------------------------------------------------
                                 Stephen T. Kurtz, President and Chief Executive
                                  Officer





Date:  August 6, 2002      By: /s/ Paul K. Mueller
       --------------          -------------------------------------------------
                                 Paul K. Mueller, Executive Vice President and
                                  Treasurer