Form 10-Q
period 2002-09-30
FFLC BANCORP INC
filed 2002-10-17
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2002


                                       OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                         Commission file number 0-22608


                               FFLC BANCORP, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                             59-3204891
---------------------------------                         ---------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share        3,580,802 shares outstanding at October 11, 2002
--------------------------------------        ------------------------------------------------

                                               FFLC BANCORP, INC.

                                                     INDEX

Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                            Page

      Condensed Consolidated Balance Sheets -
         at September 30, 2002 (Unaudited) and at December 31, 2001..........................................2

      Condensed Consolidated Statements of Income (Unaudited) -
         Three and Nine months ended September 30, 2002 and 2001.............................................3

      Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) -
         Nine months ended September 30, 2002 and 2001.....................................................4-5

      Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Nine months ended September 30, 2002 and 2001.....................................................6-7

      Notes to Condensed Consolidated Financial Statements (Unaudited)....................................8-12

      Review by Independent Certified Public Accountants....................................................13

      Report on Review by Independent Certified Public Accountants..........................................14

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations..........................................................................15-22

   Item 3.  Quantative and Qualitative Disclosures About Market Risk........................................23

   Item 4.  Controls and Procedures.........................................................................23

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................................................23

   Item 2.  Changes in Securities...........................................................................23

   Item 3.  Default upon Senior Securities..................................................................23

   Item 5.  Other Information...............................................................................24

   Item 6.  Exhibits and Reports on Form 8-K................................................................24

SIGNATURES  25

CERTIFICATIONS...........................................................................................25-27


                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)



                                                                                 At            At
                                                                            September 30,  December 31,
                                                                            -------------  ------------
                                                                                2002          2001
                                                                                ----          ----
                                                                             (unaudited)
                Assets

Cash and due from banks                                                      $  28,549       19,609
Interest-bearing deposits                                                       35,516       30,183
                                                                             ---------      -------

                Cash and cash equivalents                                       64,065       49,792

Securities available for sale                                                   81,552       59,503
Loans, net of allowance for loan losses of $4,781 in 2002
      and $4,289 in 2001                                                       742,452      685,935
Accrued interest receivable                                                      4,127        4,193
Premises and equipment, net                                                     18,766       14,338
Foreclosed assets                                                                  197          373
Federal Home Loan Bank stock, at cost                                            8,200        7,700
Deferred income taxes                                                              359          274
Other assets                                                                     1,415        1,043
                                                                             ---------      -------

                Total                                                        $ 921,133      823,151
                                                                             =========      =======

                Liabilities and Stockholders' Equity

Liabilities:
      Noninterest-bearing demand deposits                                       18,313       14,334
      NOW and money-market accounts                                            132,829      111,961
      Savings accounts                                                          24,301       24,093
      Certificates                                                             480,761      434,740
                                                                             ---------      -------

                Total deposits                                                 656,204      585,128

Advances from Federal Home Loan Bank                                           164,000      154,000
Other borrowed funds                                                            15,850       13,327
Guaranteed preferred beneficial interest in junior subordinated debentures       5,000           --
Accrued expenses and other liabilities                                          10,822        6,628
                                                                             ---------      -------

                Total liabilities                                              851,876      759,083
                                                                             ---------      -------

Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares authorized,
           none outstanding                                                         --           --
      Common stock, $.01 par value, 9,000,000 shares authorized,
           4,571,694 in 2002 and 4,542,953 in 2001 shares issued                    46           45
      Additional paid-in-capital                                                31,604       31,355
      Retained income                                                           56,673       51,575
      Accumulated other comprehensive income                                       579          440
      Treasury stock, at cost (990,892 shares in 2002 and
           979,021 shares in 2001)                                             (19,645)     (19,347)
                                                                             ---------      -------
                Total stockholders' equity                                      69,257       64,068
                                                                             ---------      -------
                Total                                                        $ 921,133      823,151
                                                                             =========      =======


     See accompanying Notes to Condensed Consolidated Financial Statements.



                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                   ($ in thousands, except per share amounts)


                                                          Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
                                                          ------------------        -----------------
                                                          2002          2001        2002         2001
                                                          ----          ----        ----         ----
Interest income:
      Loans                                           $   13,354       13,233       39,401       39,226
      Securities available for sale                          782          739        2,322        2,180
      Other interest-earning assets                          298          342          722          929
                                                      ----------       ------       ------       ------

                Total interest income                     14,434       14,314       42,445       42,335
                                                      ----------       ------       ------       ------

Interest expense:
      Deposits                                             5,225        6,747       15,397       20,725
      Borrowed funds                                       2,352        2,315        6,955        6,407
                                                      ----------       ------       ------       ------


                Total interest expense                     7,577        9,062       22,352       27,132
                                                      ----------       ------       ------       ------

                Net interest income                        6,857        5,252       20,093       15,203

Provision for loan losses                                    399          225        1,270          825
                                                      ----------       ------       ------       ------

                Net interest income after provision
                      for loan losses                      6,458        5,027       18,823       14,378
                                                      ----------       ------       ------       ------

Noninterest income:
      Deposit account fees                                   245          214          696          635
      Other service charges and fees                         449          397        1,461        1,181
      Other                                                  114           64          365          169
                                                      ----------       ------       ------       ------

                Total noninterest income                     808          675        2,522        1,985
                                                      ----------       ------       ------       ------

Noninterest expense:
      Salaries and employee benefits                       2,254        1,873        6,404        5,344
      Occupancy expense                                      630          533        1,788        1,503
      Deposit insurance premium                               25           25           77           74
      Data processing expense                                238          241          730          735
      Professional services                                  115           99          312          286
      Advertising and promotion                              105          112          339          320
      Other                                                  407          318        1,165          954
                                                      ----------       ------       ------       ------

                Total noninterest expense                  3,774        3,201       10,815        9,216
                                                      ----------       ------       ------       ------

Income before income taxes                                 3,492        2,501       10,530        7,147

                Income taxes                               1,315          936        3,932        2,677
                                                      ----------       ------       ------       ------

Net income                                            $    2,177        1,565        6,598        4,470
                                                      ==========        =====        =====        =====

Basic income per share of common stock                $      .61          .44         1.85         1.26
                                                      ==========        =====        =====        =====

Weighted-average number of shares outstanding
      for basic                                        3,576,818    3,557,820    3,571,850    3,544,119
                                                       =========    =========    =========    =========

Diluted income per share of common stock              $      .60          .43         1.81         1.23
                                                       =========    =========    =========    =========

Weighted-average number of shares outstanding
      for diluted                                      3,647,496    3,635,164    3,644,225    3,627,263
                                                       =========    =========    =========    =========

Dividends per share                                   $      .14          .13          .42          .39
                                                       =========    =========    =========    =========



See accompanying Notes to Condensed Consolidated Financial Statements


                                                 FFLC BANCORP, INC.

                   Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                    Nine Months Ended September 30, 2002 and 2001
                                                  ($ in thousands)



                                                                                                             Accumulated
                                                                                                           Other
                                                                      Additional                           Compre-     Total
                                                             Common    Paid-In   Treasury    Retained      hensive  Stockholders'
                                                             Stock     Capital    Stock       Income       Income      Equity
                                                             -----     -------    -----       ------       ------      ------

Balance at December 31, 2000                                $    45    31,010   (18,985)      47,132         81        59,283

Comprehensive income:
  Net income (unaudited)                                         --        --        --        4,470         --         4,470

  Net change in unrealized gain on securities
         available for sale, net of income taxes
         of $365 (unaudited)                                     --        --        --           --        604           604
                                                                                                                       ------
Comprehensive income (unaudited)                                                                                        5,074
                                                                                                                       ------
Net proceeds from the issuance of 47,686 shares of
  common stock, stock options exercised
  (unaudited)                                                    --       318        --           --         --           318

Dividends paid (unaudited)                                       --        --        --       (1,383)        --        (1,383)

Purchase of treasury stock, 19,336 shares (unaudited)            --        --      (350)          --         --          (350)
                                                            -------    ------   -------       ------        ---        ------

Balance at September 30, 2001 (unaudited)                   $    45    31,328   (19,335)      50,219        685        62,942
                                                            =======    ======   =======       ======        ===        ======

                                                                     (continued)

                                                       FFLC BANCORP, INC.

                   Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited), Continued

                                          Nine Months Ended September 30, 2002 and 2001
                                                        ($ in thousands)



                                                                                                        Accumulated
                                                                                                           Other
                                                                      Additional                           Compre-     Total
                                                             Common    Paid-In   Treasury    Retained      hensive  Stockholders'
                                                             Stock     Capital    Stock       Income       Income      Equity
                                                             -----     -------    -----       ------       ------      ------


Balance at December 31, 2001                                $    45    31,355   (19,347)      51,575        440        64,068

Comprehensive income:
  Net income (unaudited)                                         --        --        --        6,598         --         6,598

Change in unrealized gains on securities
         available for sale, net of income taxes
         of $111 (unaudited)                                     --        --        --           --        184           184

  Change in unrealized loss on derivative
         instrument, net of income taxes
         of $27 (unaudited)                                      --        --        --           --        (45)          (45)
                                                                                                                        ------
Comprehensive income (unaudited)                                                                                         6,737
                                                                                                                        ------
Net proceeds from the issuance of 28,741 shares of
  common stock, stock options exercised
  (unaudited)                                                     1       249        --           --         --           250

Dividends paid (unaudited)                                       --        --        --       (1,500)        --        (1,500)

Purchase of treasury stock, 11,871 shares (unaudited)            --        --      (298)          --         --          (298)
                                                            -------    ------   -------       ------        ---        ------

Balance at September 30, 2002 (unaudited)                   $    46    31,604   (19,645)      56,673        579        69,257
                                                            =======    ======   =======       ======        ===        ======



See accompanying Notes to Condensed Consolidated Financial Statements.


                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                ($ in thousands)


                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                                   -------------
                                                                                                2002          2001
                                                                                                ----          ----
Cash flows from operating activities:
      Net income                                                                             $   6,598        4,470
      Adjustments to reconcile net income to net cash provided by operations:
           Provision for loan losses                                                             1,270          825
           Depreciation                                                                            781          605
           Credit for deferred income taxes                                                       (169)        (135)
           Net amortization of premiums and discounts on securities                                130          (72)
           Net deferral of loan fees and costs                                                     (83)         104
           Gain on sale of foreclosed assets                                                       (51)         (28)
           Decrease (increase) in accrued interest receivable                                       66         (364)
           Increase in other assets                                                               (372)        (174)
           Increase in accrued expenses and other liabilities                                    4,122          599
                                                                                               -------      -------

                           Net cash provided by operating activities                            12,292        5,830
                                                                                               -------      -------
Cash flows from investing activities:
      Proceeds from principal repayments and maturities on securities available for sale        11,183        8,750
      Purchase of securities available for sale                                                (33,067)     (21,164)
      Loan disbursements                                                                      (189,634)    (148,283)
      Principal repayments on loans                                                            131,071       87,006
      Purchase of premises and equipment, net                                                   (5,209)      (3,002)
      Purchase of Federal Home Loan Bank stock                                                    (500)      (1,300)
      Proceeds from sales of foreclosed assets                                                   1,086          447
                                                                                               -------      -------
                           Net cash used in investing activities                               (85,070)     (77,546)
                                                                                               -------      -------

                                                                    (continued)


                               FFLC BANCORP, INC.

     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
                                ($ in thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                    --------------------
                                                                                                    2002             2001
                                                                                                    ----             ----
Cash flows from financing activities:
      Net increase in deposits                                                                    $ 71,076          51,353
      Net increase in advances from Federal Home Loan Bank                                          10,000          26,000
      Net increase in other borrowed funds                                                           2,523           8,146
      Increase in guaranteed preferred beneficial interest in junior
           subordinated debentures                                                                   5,000              --
      Issuance of common stock                                                                         250             318
      Purchase of treasury stock                                                                      (298)           (350)
      Cash dividends paid                                                                           (1,500)         (1,383)
                                                                                                  --------          ------

                Net cash provided by financing activities                                           87,051          84,084
                                                                                                  --------          ------

Net increase in cash and cash equivalents                                                           14,273          12,368

Cash and cash equivalents at beginning of period                                                    49,792          30,481
                                                                                                  --------          ------

Cash and cash equivalents at end of period                                                        $ 64,065          42,849
                                                                                                  ========        ========
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
           Interest                                                                               $ 22,503          26,957
                                                                                                  ========        ========

           Income taxes                                                                           $  4,204           2,823
                                                                                                  ========        ========

      Noncash investing and financing activities:
           Accumulated other comprehensive income:
                Net change in unrealized gain on securities available for sale, net of tax        $    184             604
                                                                                                  ========        ========
                Net change in unrealized loss on derivative instrument, net of tax                $    (45)             --
                                                                                                  ========        ========

           Transfers from loans to foreclosed assets                                              $  1,097             395
                                                                                                  ========        ========

           Loans originated on sales of foreclosed assets                                         $    238              89
                                                                                                  ========        ========

           Loans funded by and sold to correspondent                                              $ 10,640          11,542
                                                                                                  ========        ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc.(the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002, the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and the cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for the three-and nine-month periods ended September 30, 2002, are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

     The condensed consolidated financial statements include the accounts of the Holding Company and its three subsidiaries, First Federal Savings Bank of Lake County (the "Bank"), First Alliance Title, LLC and FFLC Statutory Trust I and the Bank's wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     FFLC Statutory Trust I was formed in September 2002 for the sole purpose of issuing $5,000,000 of trust preferred securities as more fully described in note 6.

2. Loans. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated (in thousands):


                                                             At September 30, 2002         At December 31, 2001
                                                             ---------------------         --------------------
                                                                            % of                           % of
                                                              Amount        Total         Amount           Total
                                                              ------        -----         ------           -----
         Mortgage loans:
               One-to-four-family residential               $ 421,513       54.97%      $ 413,712          58.77%
               Construction and land                           29,222        3.81          22,951           3.26
               Multi-family units                              22,666        2.96          20,304           2.88
               Commercial real estate, churches and other     131,509       17.15         108,804          15.46
                                                            ---------       -----       ---------          -----

                    Total mortgage loans                      604,910       78.89         565,771          80.37

         Consumer loans                                       136,475       17.80         119,357          16.96
         Commercial loans                                      25,376        3.31          18,814           2.67
                                                            ---------       -----       ---------          -----

                    Total loans (1)                           766,761      100.00%        703,942         100.00%
                                                                           ======                         ======
         Less:
               Loans in process                               (20,326)                    (14,310)
               Net deferred loan costs                            798                         592
               Allowance for loan losses (2)                   (4,781)                     (4,289)
                                                            ---------                   ---------

                    Loans, net                              $ 742,452                   $ 685,935
                                                            =========                   =========


(1) Total loans outstanding by department consists of the following (in thousands):

                                               At
                               ------------------
                               September 30, 2002            December 31, 2001
                               ------------------            -----------------
                                             % of                          % of
                                Amount       Total          Amount         Total
                                ------       -----          ------         -----
         Residential        $   413,020      53.87%      $   403,897       57.37%
         Commercial             214,868      28.02           180,688       25.67
         Consumer               138,873      18.11           119,357       16.96

                            $   766,761     100.00%      $   703,942      100.00%
                            ===========     ======       ===========      ======


                                                                     (continued)

                               FFLC BANCORP, INC.

2.    Loans, Continued.

(2) Total allowance for loan losses by department consist of the following (in thousands):

                                                 At
                               --------------------
                               September 30, 2002      December 31, 2001
                               ------------------      -----------------
                                             % to                    % to
                                            Gross                    Gross
                               Amount       Loans      Amount        Loans
                               ------       -----      ------        -----

         Residential        $   1,139        .28%   $   1,229         .30%
         Commercial             2,621       1.22        2,039        1.13
         Consumer               1,021        .73        1,021         .86

                            $   4,781       . 62%   $   4,289         .61%
                            =========      =====    =========        ====

     Total gross loans originated by department, including unfunded construction and line of credit loans, consist of the following (in thousands):

                                  Three Months Ended  Nine Months Ended
                                    September 30,       September 30,
                                    -------------       -------------
                                   2002      2001      2002      2001
                                   ----      ----      ----      ----

         Residential             $34,290    28,186   105,243    73,725
         Commercial               18,322    15,539    72,432    64,363
         Consumer                 19,626    20,683    62,107    57,245
                                  ------    ------    ------    ------

                                 $72,238    64,408   239,782   195,333
                                 =======    ======   =======   =======

3. Loan Impairment and Loan Losses. The Company also prepares a quarterly review of the adequacy of the allowance for loan losses to identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                             -------------       -------------
                                            2002      2001      2002      2001
                                            ----      ----      ----      ----

         Beginning balance                 $ 4,701    4,054    4,289     3,552
         Provision for loan losses             399      225    1,270       825
         Net loans charged-off                (319)     (69)    (778)     (167)
                                           -------    -----    -----     -----

         Ending balance                    $ 4,781    4,210    4,781     4,210
                                           =======    =====    =====     =====


                                                                     (continued)
                                       9

                               FFLC BANCORP, INC.

3. Loan Impairment and Loan Losses, Continued. The following summarizes the amount of impaired loans, all of which were collateral dependent (in thousands):


                                                                                                 At
                                                                                      -------------
                                                                        September 30,   December 31,
                                                                        -------------   ------------
                                                                           2002            2001
                                                                           ----            ----
         Loans identified as impaired:
               Gross loans with no related allowance for losses            $  --             --
               Gross loans with related allowance for losses recorded        400            306
               Less:  Allowances on these loans                              (60)          (150)
                                                                           -----          -----
         Net investment in impaired loans                                  $ 340            156
                                                                           =====          =====



     The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):


                                                          Three Months Ended   Nine Months Ended
                                                            September 30,       September 30,
                                                            -------------       -------------
                                                           2002      2001       2002     2001
                                                           ----      ----       ----     ----

         Average net investment in impaired loans          $170       364        50       723
                                                           ====       ===       ===       ===
         Interest income recognized on impaired loans      $  5        --         5        81
                                                           ====       ===       ===       ===
         Interest income received on impaired loans        $  5        --         5        81
                                                           ====       ===       ===       ===

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


                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                      -------------               -------------
                                                                    2002         2001          2002           2001
                                                                    ----         ----          ----           ----
         Weighted-average shares of common stock issued
            and outstanding before adjustments for
            RRP and common stock options                         3,579,553     3,560,555     3,574,585     3,546,854

         Adjustment to reflect the effect of unallocated
            RRP shares                                              (2,735)       (2,735)       (2,735)       (2,735)
                                                                 ---------     ---------     ---------     ---------

         Weighted-average common shares for basic
            income per share                                     3,576,818     3,557,820     3,571,850     3,544,119
                                                                 =========     =========     =========     =========

         Basic income per share of common stock                 $      .61           .44          1.85          1.26
                                                                 =========     =========     =========     =========

         Total weighted-average common shares and
            equivalents outstanding for basic income
            per share computation                                3,576,818     3,557,820     3,571,850     3,544,119
                                                                 =========     =========     =========     =========

         Additional dilutive shares using the average market
            value for the period utilizing the treasury stock
            method regarding stock options                          70,678        77,344        72,375        83,144
                                                                 ---------     ---------     ---------     ---------

         Weighted-average common shares and equivalents
            outstanding for diluted income per share             3,647,496     3,635,164     3,644,225     3,627,263
                                                                 =========     =========     =========     =========

         Diluted income per share of common stock               $      .60           .43          1.81          1.23
                                                                 =========     =========     =========     =========


5. Stock Option Plan. At the Company's annual meeting in May 2002, the stockholders approved the 2002 Stock Option Plan (the "Plan"). Under this Plan, up to 250,000 options can be granted to directors, officers or employees of the Company. As of September 30, 2002, no options have been granted under the Plan.

                                                                     (continued)

                               FFLC BANCORP, INC.

6. Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures. On September 26, 2002, the Holding Company's wholly-owned subsidiary, FFLC Statutory Trust I (the "Trust"), sold adjustable-rate Trust Preferred Securities due September 26, 2032 in the aggregate principal amount of
     $5,000,000 (the "Capital Securities") in a pooled trust preferred securities offering. The interest rate on the Capital Securities adjusts quarterly, to a rate equal to the then current three-month London
     Interchange Bank Offering Rate ("LIBOR"), plus 340 basis points. In addition, the Holding Company contributed capital of $155,000 to the Trust for the purchase of the common securities of the Trust. The proceeds from these sales were paid to the Holding Company in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the "Debentures") due September 26, 2032. The Debentures have the same terms as the Capital Securities. The Holding Company then invested $3,000,000 as a capital contribution in the Bank. The sole asset of the Trust, the obligor on the Capital Securities, is the Debentures.

     The Holding Company has guaranteed the Trust's payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Capital Securities. Cash distributions on both the Capital Securities and the Debentures are payable quarterly in arrears on March 26, June 26, September 26 and December 26 of each year. At September 30, 2002, approximately $4,000 of distributions were accrued and is included in accrued expenses and other liabilities in the condensed consolidated balance sheet. Issuance costs of approximately $160,000 associated with the Capital Securities have been capitalized by the Holding Company and are being amortized over the life of the securities.

                                                     Capital
                                              Securities Outstanding at
                                                   September 30,                 Prepayment
                   Name                       2002              2001             Option Date
                   ----                       ----              ----             -----------
           FFLC Statutory Trust I          $ 5,000,000           --           September 26, 2007


     The Capital Securities are subject to mandatory redemption (i) in whole, but not in part, upon repayment of the Debentures at stated maturity or, at the option of the Holding Company, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Capital Securities, or a change in the law such that the Trust would be considered an investment company and (ii) in whole or in part at any time on or after September 26, 2007 contemporaneously with the optional redemption by the Holding Company of the Debentures in whole or in part. The Debentures are redeemable prior to maturity at the option of the Holding Company (i) on or after September 26, 2007, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Capital Securities, or a change in law such that the Trust would be considered an Investment
     Company, required to be registered under the Investment Company Act of 1940.

     The Company has entered into a five year interest rate swap agreement that effectively converted the floating interest rate of these Capital Securities into a fixed interest rate of 6.85%, thus reducing the impact of interest rate changes on future interest expense for the five year period. In accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," this interest rate swap qualifies as a cash flow hedge. The fair value of this interest rate swap will be recorded as an asset or liability on the consolidated balance sheet with an offsetting entry recorded in other comprehensive income, net of the income tax effect.

7. Reclassifications. Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the presentation for 2002.

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


     Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three- and nine-month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiaries (the "Company") as of September 30, 2002, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2002 and 2001 and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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





HACKER, JOHNSON & SMITH PA
Orlando, Florida
October 11, 2002

                               FFLC BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


General

     FFLC Bancorp, Inc., (the "Holding Company") is the holding company for its three subsidiaries, First Federal Savings Bank of Lake County (the "Bank"), First Alliance Title, LLC and FFLC Statutory Trust I and the Bank's wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). The Company's consolidated results of operations are primarily those of the Bank.

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

     The Bank has 13 full-service banking facilities in Lake, Sumter, Citrus and Marion Counties, Florida, and has a new branch under construction in the Clermont area of Lake County. That branch is expected to open in the fourth quarter of 2002. The Bank has also purchased two former branch sites from another bank, one located in Marion County (opened in the third quarter of 2002 and included in the 13 above), and the other located in Lake County. The site acquired in Lake County will replace the Bank's existing Lake Square office and provide the Bank with a larger facility needed to accommodate the continued growth of that branch.

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

                               FFLC BANCORP, INC.


Capital Resources

     The Bank's primary sources of funds include proceeds from payments and prepayments on mortgage loans and mortgage-backed securities, proceeds from maturities of investment securities, increases in deposits, advances from the Federal Home Loan Bank and proceeds from the issuance of trust preferred securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

     At September 30, 2002, the Bank had outstanding commitments to originate $26.6 million of loans, commitments to fund approximately $20.3 million of the undisbursed portion of loans in process and undisbursed lines of credit of approximately $51.8 million. The Bank believes that it will have sufficient funds available to meet its commitments. At September 30, 2002, certificates of deposit which were scheduled to mature in one year or less totaled $289.3 million. Based on past experience, management believes, that a significant portion of those funds will remain with the Bank.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of September 30, 2002, the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


     As of September 30, 2002, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and percentages at September 30, 2002 are also presented in the table.


                                                                                                                      To Be Well
                                                                                              Minimum                 Capitalized
                                                                                            For Capital               For Prompt
                                                                                             Adequacy              Corrective Action
                                                               Actual                        Purposes                  Provisions
                                                               ------                        --------                  ----------
                                                                  %         Amount         %       Amount           %        Amount
                                                                 ---        ------        ---      ------          ---       ------
                                                                                         ($ in thousands)
         Stockholders' equity,
              and ratio to total
              assets                                             7.6%    $  69,992
                                                                         =========
         Less: investment in
              nonincludable
              subsidiary                                                      (522)
         Less: unrealized gain on
              securities available for sale                                   (654)
                                                                          --------
         Tangible capital,
              and ratio to adjusted
              total assets                                       7.5%    $  68,816       1.5%     $  13,800
                                                                         =========                =========
         Tier 1 (core) capital, and
              ratio to adjusted total
              assets                                             7.5%    $  68,816       3.0%     $  27,601       5.0%   $  46,001
                                                                         =========                =========              =========
         Tier 1 capital, and ratio
              to risk-weighted assets                           11.6%       68,816       4.0%     $  23,650       6.0%   $  35,475
                                                                                                  =========              =========
         Less: Nonincludable investment
              in 80% land loans                                               (344)

         Tier 2 capital (allowance for
              loan losses)                                                   4,755
                                                                             -----

         Total risk-based capital,
              and ratio to risk-
              weighted assets                                   12.4%    $  73,227       8.0%     $  47,300      10.0%   $  59,125
                                                                         =========                =========              =========
         Total assets                                                    $ 921,196
                                                                         =========

         Adjusted total assets                                           $ 920,018
                                                                         =========

         Risk-weighted assets                                            $ 591,246
                                                                         =========


                               FFLC BANCORP, INC.

The following table shows selected ratios for the periods ended or at the dates indicated:

                                                               Nine Months                               Nine Months
                                                                  Ended             Year Ended              Ended
                                                              September 30,         December 31,         September 30,
                                                                  2002                 2001                  2001
                                                                  ----                 ----                  ----
         Average equity as a percentage
             of average assets                                   7.70%                 8.05%                 8.11%

         Total equity to total assets at end of period           7.52%                 7.78%                 7.86%

         Return on average assets (1)                            1.01%                  .82%                  .79%

         Return on average equity (1)                           13.16%                10.20%                 9.77%

         Noninterest expense to average assets (1)               1.66%                 1.68%                 1.63%

         Nonperforming assets to total assets
             at end of period                                     .28%                  .28%                  .28%

         Operating efficiency ratio (1)                         47.82%                53.63%                53.62%


(1) Annualized for the nine months ended September 30, 2002 and 2001.

                                                                  At                    At                      At
                                                             September 30,          December 31,           September 30,
                                                                 2002                  2001                    2001
                                                                 ----                  ----                    ----
    Weighted-average interest rates:
           Interest-earning assets:
               Loans                                             7.24%                 7.61%                  7.82%
               Securities                                        4.63%                 5.16%                  5.63%
               Other interest-earning assets                     2.50%                 2.48%                  4.08%
                      Total interest-earning assets              6.76%                 7.17%                  7.51%
           Interest-bearing liabilities:
               Interest-bearing deposits                         3.05%                 3.85%                  4.50%
               Borrowed funds                                    5.15%                 5.44%                  5.60%
                      Total interest-bearing liabilities         3.51%                 4.22%                  4.75%
           Interest-rate spread                                  3.25%                 2.95%                  2.76%


Change in Financial Condition

Total assets increased $98.0 million or 11.90%, from $823.2 million at December 31, 2001 to $921.1 million at September 30, 2002 primarily as a result of a $56.5 million increase in net loans and an increase in securities available for sale of $22.0 million. Deposits increased $71.1 million from $585.1 million at December 31, 2001 to $656.2 million at September 30, 2002. The $5.2 million net increase in stockholders' equity during the nine months ended September 30, 2002 resulted from net income of $6.6 million, proceeds of $250,000 from stock options exercised and a $184,000, net of tax, increase in unrealized gains on securities available for sale, partially offset by repurchases of the Company's stock of $298,000, dividends paid of $1.5 million and a $45,000, net of tax decrease in unrealized loss on a derivative instrument.

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

                                                                                        Three Months Ended September 30,
                                                                             ------------------------------------------------------
                                                                          2002                                2001
                                                           ----------------------------------   -----------------------------------
                                                                         Interest     Average                Interest      Average
                                                            Average         and       Yield/     Average        and        Yield/
                                                            Balance      Dividends     Cost      Balance     Dividends      Cost
                                                            -------      ---------     ----      -------     ---------      ----
                                                                                        ($ in Thousands)
Interest-earning assets:
      Loans                                               $ 738,259        13,354      7.24%   $ 664,371      13,233        7.97%
      Securities                                             84,316           782      3.71       53,351         739        5.54
      Other interest-earning assets (1)                      45,206           298      2.64       32,033         342        4.27
                                                          ---------        ------              ---------      ------

           Total interest-earning assets                    867,781        14,434      6.65      749,755      14,314        7.64
                                                                           ------                             ------

Noninterest-earning assets                                   46,971                               34,629
                                                             ------                               ------

           Total assets                                   $ 914,752                            $ 784,384
                                                          =========                            =========

Interest-bearing liabilities:
      NOW and money-market accounts                         129,895           332      1.02      100,664         574        2.28
      Savings accounts                                       24,051            52       .86       19,617          95        1.94
      Certificates                                          484,962         4,841      3.99      425,005       6,078        5.72
      Federal Home Loan Bank advances                       164,000         2,283      5.57      144,054       2,177        6.04
      Other borrowed funds                                   16,914            69      1.63       13,160         138        4.19
                                                          ---------        ------              ---------      ------

           Total interest-bearing liabilities               819,822         7,577      3.70      702,500       9,062        5.16
                                                          ---------        ------              ---------      ------

Noninterest-bearing deposits                                 17,284                               13,837
Noninterest-bearing liabilities                               9,437                                5,853
Stockholders' equity                                         68,209                               62,194
                                                          ---------                            ---------
           Total liabilities and stockholders' equity     $ 914,752                            $ 784,384
                                                          =========                            =========

Net interest income                                                     $   6,857                          $   5,252
                                                                        =========                          =========

Interest-rate spread (2)                                                               2.95%                                2.48%
                                                                                       ====                                 ====

Net interest-earning assets,
      net interest margin (3)                             $  47,959                    3.16%   $  47,255                    2.80%
                                                          =========                    ====    =========                    ====

Ratio of interest-earning assets to
      interest-bearing liabilities                             1.06                                 1.07
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


                                                                                        Nine Months Ended September 30,
                                                                             ------------------------------------------------------
                                                                           2002                                2001
                                                           ----------------------------------    ----------------------------------
                                                                         Interest     Average                Interest      Average
                                                            Average         and       Yield/     Average        and        Yield/
                                                            Balance      Dividends     Cost      Balance     Dividends      Cost
                                                            -------      ---------     ----      -------     ---------      ----
                                                                                        ($ in Thousands)
Interest-earning assets:
      Loans                                               $ 715,484        39,401      7.34%   $ 646,659      39,226        8.09%
      Securities                                             78,067         2,322      3.97       48,141       2,180        6.04
      Other interest-earning assets (1)                      31,889           722      3.02       24,774         929        5.00
                                                            -------        ------      ----      -------      ------        ----

           Total interest-earning assets                    825,440        42,445      6.86      719,574      42,335        7.84
                                                                           ------                             ------
Noninterest-earning assets                                   42,559                               32,412
                                                             ------                               ------
           Total assets                                   $ 867,999                            $ 751,986
                                                          =========                            =========

Interest-bearing liabilities:
      NOW and money-market accounts                         125,246         1,137      1.21       93,539       1,740        2.48
      Savings accounts                                       23,113           165       .95       19,545         298        2.03
      Certificates                                          453,255        14,095      4.15      416,563      18,687        5.98
      Federal Home Loan Bank advances                       159,385         6,738      5.64      131,436       6,039        6.13
      Other borrowed funds                                   15,577           217      1.86       10,749         368        4.56
                                                            -------        ------      ----      -------      ------        ----

           Total interest-bearing liabilities               776,576        22,352      3.84      671,832      27,132        5.38
                                                                           ------                             ------
Noninterest-bearing deposits                                 16,100                               13,343
Noninterest-bearing liabilities                               8,496                                5,818
Stockholders' equity                                         66,827                               60,993
                                                             ------                               ------

           Total liabilities and stockholders' equity     $ 867,999                            $ 751,986
                                                          =========                            =========

Net interest income                                                      $ 20,093                           $ 15,203
                                                                         ========                           ========

Interest-rate spread (2)                                                               3.02%                                2.46%
                                                                                       ====                                 ====

Net interest-earning assets, net
      interest margin (3)                                 $  48,864                    3.25%   $  47,742                    2.82%
                                                          =========                    ====    =========                    ====

Ratio of interest-earning assets to
      interest-bearing liabilities                             1.06                                 1.07
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

                               FFLC BANCORP, INC.

     Comparison of the Three-Month Periods Ended September 30, 2002 and 2001


General Operating Results. Net income for the three-month period ended September
     30, 2002 was $2.2 million, or $.61 per basic share and $.60 per diluted share, compared to $1.6 million, or $.44 per basic share and $.43 per diluted share, for the comparable period in 2001. The increase in net income was primarily a result of an increase of $1.6 million in net interest income, partially offset by an increase of $573,000 in noninterest expense.

Interest Income. Interest income increased $120,000 to $14.4 million for the three-month period ended September 30, 2002. The increase was due to a $118.0 million or 15.74% increase in average interest-earning assets outstanding for the three months ended September 30, 2002 compared to the 2001 period, partially offset by a decrease in the average yield earned on interest-earning assets from 7.64% for the three months ended September 30, 2001 to 6.65% for the three months ended September 30, 2002.

Interest Expense.  Interest expense decreased $1.5 million or 16.39%,  from $9.1 million for the three-month period ended September 30, 2001 to $7.6 million for the three-month period ended September 30, 2002. The decrease was due primarily to a decrease in the average cost of interest-bearing liabilities from 5.16% for the three months ended September 30, 2001 to 3.70% for the comparable 2002 period, partially offset by increases of $93.6 million and $23.7 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $545.3 million outstanding during the three months ended September 30, 2001 to $638.9 million outstanding during the comparable period for 2002. Average borrowings increased from $157.2 million during the three months ended September 30, 2001 to $180.9 million for the comparable 2002 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2002 and 2001 of $399,000 and $225,000, respectively. Net loans charged off for the three-month periods ended September 30, 2002 and 2001 were $319,000 and $69,000, respectively. Management believes that the allowance for loan losses, which was $4.8 million or .62% of gross loans at September 30, 2002 is adequate.

Noninterest  Income.  Noninterest  income  increased  $133,000  or  19.70%  from
     $675,000 during the 2001 period to $808,000 during the 2002 period. The increase was mainly due to a $52,000 increase in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $573,000 or 17.90% from $3.2 million for the three-month period ended September 30, 2001 to $3.8 million for the three-month period ended September 30, 2002. The increase was primarily due to increases of $381,000 in salaries and employee benefits and $97,000 in occupancy expense related to the overall growth of the Company.

Income Tax Provision.  The income tax provision  increased from $936,000 for the three-month period ended September 30, 2001 (an effective tax rate of 37.4%) to $1.3 million (an effective tax rate of 37.7%) for the corresponding period in 2002.

                               FFLC BANCORP, INC.

     Comparison of the Nine-Month Periods Ended September 30, 2002 and 2001


General Operating Results.  Net income for the nine-month period ended September
     30, 2002 was $6.6 million, or $1.85 per basic share and $1.81 per diluted share, compared to $4.5 million, or $1.26 per basic share and $1.23 per diluted share, for the comparable period in 2001. This increase was mainly due to an increase in net interest income of $4.9 million, partially offset by a increase in noninterest expense of $1.6 million.

Interest Income.  Interest  income  increased  $110,000 to $42.4 million for the nine months ended September 30, 2002. The increase was due to a $105.9 million or 14.71% increase in average interest-earning assets outstanding for the nine months ended September 30, 2002 compared to the 2001 period, partially offset by a decrease in the average yield earned on interest-earning assets from 7.84% for the nine months ended September 30, 2001 to 6.86% for the nine months ended September 30, 2002.

Interest Expense.  Interest expense decreased $4.8 million or 17.62%, from $27.1 million for the nine-month period ended September 30, 2001 to $22.4 million for the nine-month period ended September 30, 2002. The decrease was due primarily to a decrease in the average cost of interest-bearing liabilities from 5.38% for the nine months ended September 30, 2001 to 3.84% for the comparable 2002 period, partially offset by increases of $72.0 million and $32.8 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $529.6 million outstanding during the nine months ended September 30, 2001 to $601.6 million outstanding during the comparable period for 2002. Average borrowings increased from $142.2 million outstanding during the nine months ended September 30, 2001 to $175.0 million for the comparable 2002 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2002 and 2001 of $1.3 million and $825,000, respectively. Net loans charged off for the nine-month periods ended September 30, 2002 and 2001 were $778,000 and $167,000, respectively. Management believes that the allowance for loan losses, which was $4.8 million or .62% of gross loans at September 30, 2002 is adequate.

Noninterest Income. Noninterest income increased $537,000, or 27.05% from $2.0 million for the nine months ended September 30, 2001 to $2.5 million for the comparable period in 2002. That was primarily due to an increase of $280,000 in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $1.6 million or 17.35%, from $9.2 million for the nine-month period ended September 30, 2001 to $10.8 million for the nine-month period ended September 30, 2002. The increase was primarily due to increases in salaries and employee benefits of $1.1 million and occupancy expense of $285,000 related to the overall growth of the Company.

Income Tax Provision. The income tax provision was $3.9 million for the nine-month period ended September 30, 2002 (an effective tax rate of 37.3%) compared to $2.7 million (an effective tax rate of 37.5%) for the corresponding period for 2001.

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

     Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2001. The Company does not believe that the interest rate swap entered into in September 2002 exposes the Company to significant interest rate risk.

Item 4.  Controls and Procedures

     a.   Evaluation  of  disclosure   controls  and  procedures.   The  Company
          -------------------------------------------------------
          maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

     b.   Changes in internal controls.  The Company made no significant changes
          -----------------------------
          in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material pending legal proceeding to which FFLC Bancorp, Inc. or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.   Changes in Securities

          The Holding Company has the right at one or more times, unless an event of default exists under the floating rate junior subordinated deferrable interest debentures due September 26, 2032 (the "Debentures"), to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. During that time, the Holding Company will be prohibited from declaring or paying cash dividends on its common stock.


Item 3.   Default upon Senior Securities

          Not applicable

                               FFLC BANCORP, INC.


Item 5.   Other Information

Not applicable

Item 6.   Exhibits and Reports on Form 8-K

       (a)  The following exhibits are filed as part of this report.

                 3.1   Certificate of Incorporation of FFLC Bancorp, Inc.*
                 3.2   Bylaws of FFLC Bancorp, Inc. ***
                 4.0   Stock Certificate of FFLC Bancorp, Inc.*
                10.1 First Federal Savings Bank of Lake County Recognition and Retention Plan**
                10.2 First Federal Savings Bank of Lake County Recognition and Retention Plan for Outside Directors**
                10.3 FFLC Bancorp, Inc. Incentive Stock Option Plans for Officers and Employees**
                10.4   FFLC Bancorp, Inc. Stock Option Plan for Outside
                       Directors**
                99.1 CEO Certification required under Section 906 of Sarbanes -Oxley Act of 2002
                99.2 CFO Certification required under Section 906 of Sarbanes -Oxley Act of 2002

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

     *** Incorporated herein by reference into this document from the September 30, 1999 FFLC Bancorp, Inc. Form 10-Q filed November 3, 1999.

          (b) There were no reports on Form 8-K filed during the three months ended September 30, 2002.

                               FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FFLC BANCORP, INC.
                                    (Registrant)






Date:  October 16, 2002          By:  /s/ Stephen T. Kurtz
                                      -----------------------------------------
                                         Stephen T. Kurtz, President and Chief
                                          Executive Officer





Date:  October 16, 2002          By:  /s/ Paul K. Mueller
                                      -------------------------------------
                                         Paul K. Mueller, Executive Vice
                                          President and Treasurer

                                 CERTIFICATIONS



I, Stephen T. Kurtz, certify, that:

1.   I have reviewed this quarterly report on Form 10-Q of FFLC Bancorp, Inc.;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  October 16, 2002         By: /s/ Stephen T. Kurtz
            ----------------            ----------------------------------------
                                           Stephen T. Kurtz, President and Chief
                                            Executive Officer

I, Paul K. Mueller, certify, that:

1.   I have reviewed this quarterly report on Form 10-Q of FFLC Bancorp, Inc.;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  October 16, 2002     By: /s/ Paul K. Mueller
            ----------------         -------------------------------------------
                                      Paul K. Mueller, Executive Vice President
                                       and Treasurer