Form 10-K
FFLC BANCORP INC
filed 2003-03-25
CIK 912738

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002                          Commission File Number 0-22608


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerator filer (as defined in Rule 12b-2 of the Act). YES [X] NO[_]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates was $74,802,790 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2002 the last business day of the Registrant's most recently completed second fiscal quarter.

The Registrant had 3,584,897 shares outstanding as of March 7, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002. (Part II and IV)
2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

                                      INDEX

PART I                                                                           Page
                                                                                 ----
Item I.           Description of Business

                           Business                                                 3
                           Market Area and Competition                              3
                           Market Risk                                              4
                           Lending Activities                                     4-9
                           Asset Quality                                         9-14
                           Investment Activities                                   15
                           Mortgage-Backed Securities                              15
                           Investment Securities                                15-17
                           Sources of Funds                                     18-20
                           Borrowings                                           21-22
                           Subsidiary Activities                                22-23
                           Personnel                                               23
                           Regulation and Supervision                           23-29
                           Federal and State Taxation                           30-31

Item 2.           Properties                                                    32-33

Item 3.           Legal Proceedings                                                34

Item 4.           Submission of Matters to a Vote of Security Holders              34

PART II

Item 5.           Market for Registrant's Common Equity and Related
                           Stockholder Matters                                     34

Item 6.           Selected Financial Data                                          34

Item 7.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                               34

Item 8.           Financial Statements and Supplementary Data                      34

Item 9.           Change In and Disagreements with Accountants on
                           Accounting and Financial Disclosure                     34

PART III

Item 10. Directors and Executive Officers of the Registrant                        34

Item 11. Executive Compensation                                                    35

Item 12. Security Ownership of Certain Beneficial Owners and Management            35

Item 13. Certain Relationships and Related Transactions                            35

Item 14. Controls and Procedures                                                   35

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K           36

SIGNATURES                                                                         37

CERTIFICATIONS                                                                  37-39

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Business

FFLC Bancorp, Inc., ("FFLC" or the "Company") was incorporated in Delaware on September 16, 1993, and acquired First Federal Savings Bank of Lake County (the "Bank") in connection with the Bank's conversion to stock form on January 4, 1994. The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") which mainly transacts its business through its subsidiary, the Bank. At December 31, 2002, the Company had total assets of $915.8 million and stockholders' equity of $71.1 million.

The Bank was established in 1934 as a federally-chartered mutual savings and loan association. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2002, the Bank had total assets of $915.1 million and stockholders' equity of $72.4 million.

During 2001, First Alliance Title, L.L.C. ("First Alliance"), a 90% owned subsidiary of the Company, was formed to operate as a title agency. This subsidiary had only a minimal amount of activity during 2001. During 2002, First Alliance received commission income for issuing title insurance on approximately fifty loans.

During 2002, the Holding Company formed FFLC Statutory Trust I (the "Trust"), a wholly-owned subsidiary, for the sole purpose of issuing $5,000,000 of trust preferred securities as more fully described in the Borrowings section.

Market Area and Competition

The Bank is a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Lake, Sumter, Citrus and Marion counties in central Florida. Management believes that its offices are located in communities that generally can be characterized as rural service and retirement communities with residential neighborhoods comprised predominately of one-to-four-family residences. The Bank is the largest (by asset size) locally-based financial institution in Lake County, and serves its market area with a wide selection of residential mortgage loans and other retail financial services. Management considers the Bank's reputation for financial strength and customer service as a major advantage in attracting and retaining customers in its market area and believes it benefits from its community orientation as well as its established deposit base and level of core deposits.

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

Lending Activities

Loan Portfolio. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2002, the Bank's total gross loans outstanding were $756.6 million, of which $395.1 million or 52.2% of the Bank's total loan portfolio were one-to-four-family residential first mortgage loans. Of the one-to-four-family residential mortgage loans outstanding at that date, approximately 45% were fixed rate loans and 55% were adjustable-rate ("ARM") loans. At the same date, commercial real estate loans and other loans on improved real estate totaled $140.8 million, or 18.6% of the Bank's total loan portfolio; construction (excluding construction/permanent loans) and land loans totaled $30.8 million or 4.1% of the Bank's total loan portfolio; and multi-family mortgage loans totaled $22.8 million or 3.0% of the Bank's total loan portfolio. Consumer, commercial and other loans held by the Bank, which principally consist of home equity loans, deposit, consumer, commercial and other loans, totaled $167.1 million or 22.1% of the Bank's total loan portfolio at December 31, 2002.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated:



                                                                      At December 31,
                           ------------------------------------------------------------------------------------------------
                                                    1998                      1999                      2000
                                                    ----                      ----                      ----
                                                    % of                      % of                      % of
                                      Amount        Total       Amount        Total       Amount        Total       Amount
                                      ------        -----       ------        -----       ------        -----       ------
                                                                          ($ in thousands)
Mortgage loans:
     One-to-four-family             $ 283,372       70.59%    $ 354,317       68.28%   $ 409,600       64.97%    $ 413,712
     Construction and land             11,683        2.91%       11,861        2.29%      13,006        2.06%       22,951
     Multi-family                       8,165        2.04%       13,394        2.58%      17,602        2.79%       20,304
     Commercial real estate
          and other                    44,211       11.01%       61,052       11.76%      79,729       12.65%      108,804
                                      -------      ------       -------      ------     --------      ------       -------

               Total mortgage
                     loans            347,431       86.55%      440,624       84.91%     519,937       82.47%      565,771

Consumer loans                         43,490       10.83%       64,042       12.34%      95,824       15.20%      119,357
Commercial loans                       10,532        2.62%       14,285        2.75%      14,677        2.33%       18,814
                                      -------      ------       -------      ------      -------     -------       -------

               Total loans
                     receivable (1)   401,453      100.00%      518,951      100.00%     630,438      100.00%      703,942
                                                   ======                    ======                   ======

Less:
     Loans in process                 (10,637)                  (15,907)                 (12,128)                  (14,310)
     Net deferred loan costs              526                       668                      726                       592
     Allowance for loan losses         (2,283)                   (2,811)                  (3,552)                   (4,289)
                                    ---------                   -------                 --------                  --------

               Loans receivable,
                     net            $ 389,059                 $ 500,901                $ 615,484                 $ 685,935
                                      =======                   =======                  =======                   =======

(1)  Total loans receivable
      outstanding by department
      consists of the following:
          Residential              $ 287,874        71.71%    $ 353,422       68.10%   $ 404,494       64.16%    $ 403,897
          Commercial                  70,089        17.46%      101,487       19.56%     130,120       20.64%      180,688
          Consumer                    43,490        10.83%       64,042       12.34%      95,824       15.20%      119,357
                                     -------       ------       -------      ------      -------      ------       -------

                                   $ 401,453       100.00%    $ 518,951      100.00%   $ 630,438      100.00%    $ 703,942
                                     =======       ======       =======      ======      =======      ======       =======


                                               At December 31,
                               -------------------------------------------------
                                        2001                      2002
                                        ----                      ----
                                        % of                      % of
                                        Total       Amount        Total
                                        -----       ------        -----
                                               ($ in thousands)
Mortgage loans:
     One-to-four-family                58.77%     $ 395,116        52.23%
     Construction and land              3.26%        30,792         4.07
     Multi-family                       2.88%        22,796         3.01
     Commercial real estate
          and other                    15.46%       140,770        18.61
                                      ------        -------       -------

               Total mortgage
                     loans             80.37%       589,474        77.92

Consumer loans                         16.96%       138,202        18.26
Commercial loans                        2.67%        28,879         3.82
                                     -------       --------      --------

               Total loans
                     receivable       100.00%       756,555       100.00%
                                      ======                      ======

Less:
     Loans in process                               (16,770)
     Net deferred loan costs                            734
     Allowance for loan losses                       (5,181)
                                                  ----------

               Loans receivable,
                     net                          $ 735,338
                                                    ========

(1)  Total loans receivable
      outstanding by department
      consists of the following:
          Residential                  57.37%     $ 385,711        50.98%
          Commercial                   25.67%       229,930        30.39%
          Consumer                     16.96%       140,914        18.63%
                                      ------        -------       ------

                                      100.00%     $ 756,555       100.00%
                                      ======        =======       ======

Purchase of Mortgage Loans. From time to time, the Bank purchases mortgage loans originated by other lenders. At December 31, 2002, $5.3 million, or .7% of the Bank's total loan portfolio consisted of purchased mortgage loans or loan participations. Purchased or participated mortgage loans consist of one-to-four-family residential mortgage loans and commercial real estate loans.

Secondary Market Activities. The Bank participates in the secondary market directly and through correspondent relationships, originating loans (primarily
30-year fixed-rate loans) which are primarily funded by the Bank and then reimbursed by the investor correspondents. Funding by the correspondent occurs on some loans. These loans are closed on the Bank's documents with funds provided by the investor correspondent at closing with all credit conditions established by the investor correspondent being satisfied prior to the issuance of a loan commitment. The Bank receives a fee for originating, processing and closing the loans and reports the loans to the OTS as loans originated and sold. In the year ended December 31, 2002, total loans originated by the Bank and through the correspondents amounted to $64.7 million or 34.8% of total mortgage loans originated.

Loan Originations, Sales and Principal Repayments. The following table sets forth the Bank's loan originations, sales and principal repayments for the periods indicated.



                                                                             Year Ended December 31,
                                                        --------------------------------------------
                                                          2000              2001                2002
                                                          ----              ----                ----
                                                                 (In thousands)
Mortgage loans (gross):
     At beginning of year                               $ 440,624          519,937           565,771
                                                          -------          -------           --------
     Mortgage loans originated:
          One-to-four-family                              106,209          101,977           114,238
          Construction and land                             3,457            9,314            19,875
          Multi-family                                      3,800            4,475             1,875
          Commercial real estate                            9,950           12,408            50,362
                                                          -------          -------           -------

               Total mortgage loans originated            123,416          128,174           186,350

     Mortgage loans purchased or participated              -                 4,134           -
                                                          -------          -------           -------

               Total mortgage loans originated and
                         purchased or participated        123,416          132,308           186,350

     Transfer of loans to foreclosed assets                  (826)            (656)           (1,679)
     Principal repayments                                 (42,156)         (70,892)         (103,541)
     Sales of loans (1)                                    (1,121)         (14,926)          (57,427)
                                                           ------          --------          -------

               At end of year                           $ 519,937          565,771           589,474
                                                          =======          =======           =======

Consumer loans (gross):
     At beginning of year                                  64,042           95,824           119,357
     Loans originated                                      60,214           68,777            69,884
     Principal repayments                                 (28,432)         (45,244)          (51,039)
                                                          -------          -------           -------

               At end of year                           $  95,824          119,357           138,202
                                                          =======          =======           =======

Commercial loans (gross):
     At beginning of year                                  14,285           14,677            18,814
     Loans originated                                       5,632           12,782            17,560
     Principal repayments                                  (5,240)          (8,645)           (7,495)
                                                          -------          -------           -------

               At end of year                           $  14,677           18,814            28,879
                                                          =======          =======           =======

(1) Represents loans originated for and funded by correspondents and loans originated and sold by the Bank.

Maturities of Loans. The following table shows the contractual maturities of the Bank's loan portfolio at December 31, 2002. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on the Bank's loans totaled $75.8 million, $124.8 million and $162.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.



                                         Mortgage Loans
                                          --------------
                                        One-to-                                                  Total
                                         Four-                    Commercial    Consumer         Loans
                                        Family          Other       Loans        Loans      Receivable
                                        ------          -----       -----        -----      ----------
                                                                    (In thousands)
 Amounts due:
     Within 1 year                      $   3,079       28,192        4,546        6,045       41,862
                                        ---------    ---------    ---------    ---------    ---------

     1 to 3 years                           1,499       24,695        6,965       27,095       60,254
     3 to 5 years                           3,263       26,765        6,072       49,590       85,690
     5 to 10 years                          7,917       24,295        3,838       17,774       53,824
     10 to 20 years                        75,899       71,925        7,458       37,654      192,936
     Over 20 years                        303,459       18,486         --             44      321,989
                                        ---------    ---------    ---------    ---------    ---------

     Total due after 1 year               392,037      166,166       24,333      132,157      714,693
                                        ---------    ---------    ---------    ---------    ---------

     Total amounts due                    395,116      194,358       28,879      138,202      756,555

     Loans in process                     (16,770)        --           --           --        (16,770)
     Net deferred loan fees and costs         749          (15)        --           --            734
     Allowance for loan losses               (840)      (2,850)        (434)      (1,057)      (5,181)
                                        ---------    ---------    ---------    ---------    ---------

Loans receivable, net                   $ 378,255      191,493       28,445      137,145      735,338
                                        =========    =========    =========    =========    =========

Loans Due After December 31, 2003. The following table sets forth at December 31, 2002, the dollar amount of all loans due or scheduled to reprice after December 31, 2003, classified according to whether such loans have fixed or adjustable interest rates.


                                         Due after December 31, 2003
                                         ---------------------------
                                          Fixed   Adjustable      Total
                                          -----   ----------      -----
                                                         (In thousands)
Mortgage loans:
     One-to-four-family                $137,423      254,614    392,037
     Construction and land               17,089       12,315     29,404
     Multi-family                        12,227       10,164     22,391
     Commercial real estate              25,840       88,531    114,371

Consumer loans                          116,914       15,243    132,157
Commercial loans                         13,677       10,656     24,333
                                       --------     --------   --------

          Total                        $323,170      391,523    714,693
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

In the years ended December 31, 2000, 2001 and 2002, the Bank's total mortgage loan originations, including loans purchased or participated, amounted to $123.4 million, $132.3 million and $165.8 million, respectively, of which $106.2 million, $102.0 million and $93.7 million, respectively, were secured by one-to-four-family properties.

At December 31, 2002, 52.23% of total loans consisted of one-to-four-family residential loans, of which approximately 65% were ARM loans. The Bank's ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. The Bank offers one-, three-, and five-year ARM loans which adjust by a maximum of 2% per adjustment period, with lifetime caps on increases of 5% to 6%, depending upon the program chosen.

The Bank's policy on one-to-four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan, or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%.

Commercial and Multi-Family Real Estate Lending. As of December 31, 2002, $140.8 million, or 18.61% of the Bank's total loan portfolio consisted of commercial real estate loans and $22.8 million, or 3.01% of the Bank's total loan portfolio, consisted of multi-family mortgage loans.

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

Commercial Loans. As of December 31, 2002, $28.9 million or 3.82% of the Bank's total loan portfolio, consisted of commercial loans.

Construction and Land Loans. The Bank originates loans to finance the construction of one-to-four-family homes and, to a much lesser extent, originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At December 31, 2002, construction (excluding construction/permanent loans) and land loans totaled $30.8 million or 4.07% of the Bank's total loan portfolio.

At December 31, 2002, the Bank had loans in process (undisbursed loan proceeds of construction loans) of $16.8 million which were mainly secured by residential mortgages. The Bank makes residential construction loans to homeowners on a long-term basis with amortization beginning at the conclusion of construction, usually a period of about six months. Such loans are carried in the one-to-four-family category and are not separately classified as construction loans. Residential construction loans to builders are carried in the construction and land category.

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

Consumer Lending. At December 31, 2002, $138.2 million or 18.26% of the Bank's total loan portfolio consisted of consumer loans, including home equity loans of $40.9 million, lines of credit of $19.0 million, direct auto and truck loans of $16.6 million, indirect auto and truck loans of $22.8 million, home improvement loans and other secured consumer loans of $21.2 million, lot loans of $16.8 million and unsecured personal loans of $.9 million.

The Bank's home equity loans are originated on one-to-four-family residences, either on a fixed-rate basis with terms of up to 15 years or as balloon loans with terms up to five years with fifteen year amortization periods. Those loans are generally limited to aggregate outstanding indebtedness on the property securing the loan or 90% of the loan to value ratio. The Bank also offers home equity lines of credit, which bear prime-based, adjustable interest rates with terms up to fifteen years. Such loans generally require monthly payments of 1.5% of the balance outstanding including interest.

Consumer loans are offered primarily on a fixed-rate, short-term basis. Except for second mortgage loans, which are underwritten pursuant to the standards applicable to one-to-four-family residential loans, the underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness.

Loan Approval and Authority. Loan approval authority for loans exceeding $1,600,000 is vested in the Loan Committee which meets weekly to consider loan recommendations of the Loan Committee. The Loan Committee is comprised of three outside directors, the President and the Senior Lending Officers of the Bank. Manaagement has been delegated authority to approve mortgage loans, commercial loans, home equity loans, home equity lines of credit and secured consumer loans up to $1,600,000.

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

At December 31, 2000, 2001 and 2002, delinquencies in the Bank's loan portfolio were as follows:


                                                       At December 31, 2000                       At December 31, 2001
                                --------------------------------------------------------------------------------------
                                         60-89 Days         90 Days or More            60-89 Days      90 Days or More
                                -------------------      ----------------------------------------    -----------------
                                Number    Principal      Number   Principal     Number  Principal    Number  Principal
                                    of      Balance          of     Balance        of     Balance        of    Balance
                                 Loans     of Loans       Loans    of Loans      Loans   of Loans     Loans   of Loans
                                   -----   --------       -----    --------     ------  ---------    ------  ---------
                                                                                                      ($ in thousands)

One-to-four-family                   5        $ 427          10    $    980          4      $ 126        12    $ 1,004
Construction and land                -           -            2         213          -          -         1         47
Multi-family                         -           -            -           -          -          -         -          -
Commercial real estate               -           -            1       1,279          -          -         2        390
                                    ---         ---         ---      -----       -----        ---        --         --

         Total mortgage loans        5          427          13       2,472          4        126        15      1,441

Consumer loans                       3           32           2           8         27        391        20        472
Commercial loans                     3          260           1          30          2        194         -         -
                                    --          ---         ---      ------         --        ---        --    -------

         Total loans                11        $ 719          16     $ 2,510         33      $ 711        35    $ 1,913
                                    ==          ===         ===       =====         ==        ===        ==      =====

Delinquent loans to total loans                 .11%                  .40%                    .10%                 .27%
                                                ===                   ===                     ===                  ===


                                                       At December 31, 2002
                                -------------------------------------------
                                        60-89 Days          90 Days or More
                                ------------------       ------------------
                                Number   Principal       Number   Principal
                                    of     Balance           of     Balance
                                 Loans    of Loans        Loans    of Loans
                                 -----    --------        -----    --------


One-to-four-family                  10      $  793           27     $ 1,956
Construction and land                -           -            -           -
Multi-family                         -           -            -           -
Commercial real estate               -           -            2         254
                                  ----         ---           --         ---

         Total mortgage loans       10         793           29       2,210

Consumer loans                      49         584           14         152
Commercial loans                     -          -             1         230
                                              ---            --          --

         Total loans                59     $ 1,377           44     $ 2,592
                                    ==       =====           ==       =====

Delinquent loans to total loans                .19%                     .35%
                                                ==                       ==

Nonperforming Assets. The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.



                                                                                                      At December 31,
                                                           ----------------------------------------------------------
                                                               1998        1999         2000         2001        2002
                                                               ----        ----         ----         ----        ----
                                                                                                      ($ in thousands)

Nonaccrual mortgage loans                                    $ 430         2,200       2,472        1,441       2,210

Nonaccrual commercial and consumer loans                        14           162          38          472         382
                                                               ---        ------     -------        -----      -------

Total nonperforming loans                                      444         2,362       2,510        1,913       2,592

Foreclosed assets                                              366           400         276          373         626
                                                            ------        ------      ------      -------      -------

          Total nonperforming assets                         $ 810         2,762       2,786        2,286       3,218
                                                               ===         =====       =====        =====       ======

Nonperforming loans to total loans                            .11%           .46%        .40%         .27%        .35%
                                                              ===         ======      ======       ======       =====

Total nonperforming assets to total assets                    .17%           .47%        .39%         .28%        .35%
                                                              ===         ======       =====       ======       =====

At December 31, 2002, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $2.6 million, $1.9 million and $2.5 million at December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, interest income that would have been recorded under the original terms of nonaccrual loans at December 31, 2002 and interest income actually recognized is summarized below (in thousands):


     Interest income that would have been recorded                   $ 202
     Interest income recognized                                        (96)
                                                                      ----

     Interest income foregone                                        $ 106
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

The following table sets forth information concerning the number and dollar amount of loans and foreclosed assets classified as "special mention" or "substandard" at the dates indicated. No loans or foreclosed assets were classified "doubtful" or "loss" at those dates.

                                                Special Mention    Substandard
                                                ---------------    -----------
                                               Number   Amount   Number   Amount
                                               ------   ------   ------   ------
                                                                ($ in thousands)
At December 31, 2002:
Loans                                              20   $5,659       54   $3,076

Foreclosed assets:
     One-to-four-family properties               --       --          5      422

     Other                                       --       --         18      204
                                               ------   ------   ------   ------

          Total                                    20   $5,659       77   $3,702
                                               ======   ======   ======   ======

At December 31, 2001:
Loans                                               7    2,182       48    2,722

Foreclosed assets:
     One-to-four-family properties               --       --          2      139

     Other                                       --       --          5      234
                                               ------   ------   ------   ------

          Total                                     7   $2,182       55   $3,095
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


                                                At or For the Year Ended December 31,
                                         --------------------------------------------------
                                           1998       1999       2000       2001       2002
                                           ----       ----       ----       ----       ----
                                                                         ($ in thousands)

Balance at beginning of year            $ 1,684      2,283      2,811      3,552      4,289
Provision for loan losses                   682        719        880      1,115      1,845
Charge-offs:
     One-to-four-family                     (80)      --          (58)       (48)       (93)
     Construction and land                 --          (44)      --         --         --
     Multi-family                          --         --         --         --         --
     Commercial real estate                --         --         --          (90)      (150)
     Commercial and consumer loans           (6)      (166)       (99)      (258)      (753)
                                        -------    -------    -------    -------    -------

     Total charge-offs by category          (86)      (210)      (157)      (396)      (996)

Recoveries                                    3         19         18         18         43
                                        -------    -------    -------    -------    -------

Balance at end of year                  $ 2,283      2,811      3,552      4,289      5,181
                                        =======    =======    =======    =======    =======

The following table sets forth the ratios of the Bank's charge-offs and allowances for losses for the years indicated.



                                                          1998          1999         2000         2001            2002
                                                          ----          ----         ----         ----            ----
     Net charge-offs during the year
          as a percentage of average loans
          outstanding during the year                      .03%          .04%         .03%         .06%            .13%

     Allowance for loan losses as a
          percentage of gross loans receivable
          at end of year                                   .57%          .54%         .56%         .61%            .68%

     Allowance for loan losses as a
          percentage of total nonperforming
          assets at end of year                         281.85%       101.77%      127.49%      187.62%         161.00%

     Allowance for loan losses as a
          percentage of nonperforming loans
          at end of year                                514.19%       119.01%      141.51%      224.20%         199.88%

The following table sets forth the Bank's specific and general allowance for possible loan losses by type of loan for the years indicated.


                                                  At December 31,
                               ----------------------------------
                                          1998               1999               2000               2001                 2002
                               -----------------------------------------------------------------------------------------------
                                          % of               % of               % of               % of                 % of
                                      Loans to           Loans to           Loans to           Loans to             Loans to
                                         Total              Total              Total              Total                Total
                               Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans      Amount    Loans
                               ------    -----    ------    -----    ------   -----     ------    -----      ------    -----
                                                                                        ($ in thousands)
At end of year allocated to:
     One-to-four-family        $  575    70.59%   $  528    68.28%   $  609    64.97%   $  752     58.77%    $  840     52.23%
     Construction and land        338     2.91       408     2.29       423     2.06       595      3.26        693      4.07
     Multi-family                 295     2.04       301     2.58       488     2.79       353      2.88        376      3.01
     Commercial real estate       565    11.01       750    11.76       998    12.65     1,357     15.46      1,781     18.61
     Consumer loans               304    10.83       447    12.34       708    15.20       895     16.96      1,057     18.26
     Commercial loans             206     2.62       377     2.75       326     2.33       337      2.67        434      3.82
                               ------   ------    ------   ------    ------   ------    ------   -------     ------    ------

          Total                $2,283   100.00%   $2,811   100.00%   $3,552   100.00%   $4,289    100.00%    $5,181    100.00%
                               ======   ======    ======   ======    ======   ======    ======   =======     ======    ======


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

The Company follows Statement of Financial Accounting Standards No. 115. That statement requires investment and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity to be classified as held-to-maturity securities and reported at amortized cost. Securities that are held principally for selling in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity securities or trading securities are to be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 2002, all securities have been classified as available for sale by management.

Mortgage-Backed Securities

The Company's mortgage-backed securities consist of securities issued by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). These mortgage-backed securities totaled $22.3 million or 28.8% of total securities.

The following table sets forth mortgage-backed security purchases, sales, amortization and principal repayments during the periods indicated:





                                                      Year Ended December 31,
                                                  2000          2001       2002
                                                  ----          ----       ----
                                                          (In thousands)

At beginning of year                           $ 17,490      14,394      10,943
Purchases                                         1,005         500      17,891
Amortization and principal repayments            (4,096)     (4,009)     (6,665)
Change in unrealized gain                            (5)         58         127
                                               --------    --------    --------

          At end of year                       $ 14,394      10,943      22,296
                                               ========    ========    ========

Investment Securities

At December 31, 2002, the Bank held $55.0 million in investment securities consisting of $37.6 million in U.S. Government and agency securities, $9.4 million in mutual funds and $8.0 million in other investment securities. In addition, the Bank holds $49.2 million in interest-earning deposits and $7.7 million of FHLB of Atlanta stock.

The following table sets forth certain information regarding the amortized cost and market values of the Bank's interest-earning deposits, FHLB stock and investment securities at the dates indicated:


                                                                                                      At December 31,
                                               ----------------------------------------------------------------------
                                                              2000                      2001                    2002
                                                              ----                      ----                    ----
                                               Amortized     Market      Amortized     Market    Amortized     Market
                                                 Cost         Value        Cost         Value      Cost        Value
                                                 ----         -----        ----         -----      ----        -----
                                                                             (In thousands)

Interest-earning deposits                      $ 14,445      14,445       30,183       30,183      49,237      49,237
                                                 ======      ======       ======       ======      ======      ======


FHLB stock                                     $  6,150       6,150        7,700        7,700       7,700       7,700
                                                 ======      ======       ======       ======     =======     =======

Investment securities-

     Available-for-sale:
          U.S. Government and
               agency securities                 17,849      17,968       32,670       33,241      36,801      37,649
          Other investment securities             1,365       1,376        6,268        6,276       7,990       8,005
          Investment in mutual funds              9,130       8,979        9,125        9,043       9,433       9,374
                                                 ------     -------       ------       ------     -------      ------

          Total available-for-sale             $ 28,344      28,323       48,063       48,560      54,224      55,028
                                                 ======      ======       ======       ======      ======      ======

The following table sets forth information concerning the amortized cost and weighted average yields by maturity on investment securities and FHLB stock at December 31, 2002.





                                                                  Due After                Due After
                                                                One Through             Five Through                Due After
                               Due Within One Year               Five Years                 10 Years                 10 Years
                               -------------------               ----------             ------------               ----------
                                        Annualized               Annualized               Annualized               Annualized
                                         Weighted                 Weighted                 Weighted                 Weighted
                            Amortized     Average    Amortized     Average    Amortized     Average    Amortized    Average
                              Cost         Yield        Cost        Yield       Cost         Yield        Cost       Yield
                              ----         -----        ----        -----       ----         -----        ----       -----
                                              ($ in thousands)
FHLB stock (no
     defined maturity)       $ 7,700       5.00%      $  --           --%        $--          --%       $    --        --%
                               =====       ====

Investment securities:
     U.S. Government
         and agency
         obligations          12,531       4.46        24,270       4.49          --          --             --        --

     Other investment
         securities             --                       --           --          --          --          7,990      3.37

     Mutual funds (no
     defined maturity)         9,433       2.60          --           --          --          --             --        --
                               -----                   ------       ----

         Total investment
              securities     $21,964       3.66%      $24,270       4.49%        $--          --%       $ 7,990      3.37%
                              ======       ====        ======       ====          ==          ==          =====      ====


                                              Total
                                        -----------

                                        Approximate
                            Amortized      Market
                               Cost        Value
                               ----        -----

FHLB stock (no
     defined maturity)       $ 7,700      $ 7,700
                               =====        =====

Investment securities:
     U.S. Government
         and agency
         obligations          36,801       37,649

     Other investment
         securities            7,990        8,005

     Mutual funds (no
     defined maturity)         9,433        9,374
                               -----       ------

         Total investment
              securities     $54,224      $55,028
                              ======       ======

Sources of Funds

General. Repayments and maturities of mortgage-backed and investment securities, loan repayments, deposits and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest-bearing checking, NOW checking, money market and certificate accounts. Of the deposit accounts at December 31, 2002, $53.0 million or 7.9% consist of individual retirement accounts ("IRAs").

The Bank seeks to retain core deposits consisting of passbook and statement savings, money market, noninterest-bearing checking, and NOW accounts, which contribute to a low cost of funds. Such core deposits represented 22.9%, 25.7% and 27.3% of total deposits at December 31, 2000, 2001 and 2002, respectively.

The following table shows the distribution of the Bank's deposits by type at the dates indicated and the weighted-average nominal interest rates on each category of deposits presented at December 31, 2002 ($ in thousands).





                                                             At December 31,
                           -------------------------------------------------------------------------------------------
                                              2000                      2001                       2002
                                              ----                      ----                       ----
                                           Percent                   Percent                    Percent      Weighted-
                                          of Total                  of Total                   of Total      Average
                                 Amount   Deposits       Amount     Deposits       Amount      Deposits        Rate
                                 ------   --------       ------     --------       ------      --------        ----

Demand accounts:
     Noninterest-bearing
          checking          $   13,335        2.57%   $  14,334        2.45%    $  18,867         2.82%          -   %
     NOW and money-
          market accounts       86,509       16.67      111,961       19.13       137,858        20.64            .85
     Passbook and
          statement savings     19,143        3.69       24,093        4.12        25,403         3.80            .82
                               -------     -------      -------     -------      --------       ------         ------

          Total                118,987       22.93      150,388       25.70       182,128        27.26            .76
                               -------      ------      -------      ------       -------       ------         ------

Certificate accounts:
     Custom                     19,141        3.69       38,854        6.64        31,600         4.73           1.61
     91 day                        220         .04          279         .05           209          .03           1.39
     182 day                     6,630        1.28       10,085        1.72        10,599         1.59           1.90
     7 months                       50         .01          325         .06        -              -              -
     9 months                    8,631        1.66       17,974        3.07        11,042         1.65           2.14
     10 months                   4,772         .92        -            -           -              -              -
     12 months                  32,190        6.21       55,356        9.46        62,564         9.36           2.55
     13 months                      61         .01       88,670       15.15        18,078         2.71           3.00
     14 months                 137,618       26.52       18,835        3.22        -              -              -
     15 months                 -             -            -            -           34,654         5.19           2.73
     18 months                  12,647        2.44       27,374        4.68        26,363         3.95           3.76
     20 months                      24         .00           26         .00        -              -              -
     21 months                  24,432        4.71       94,807       16.20        50,623         7.58           4.30
     22 months                 101,945       19.65        4,721         .81        -              -              -
     24 months                  15,784        3.04       25,414        4.34       112,025        16.77           3.88
     25 months                  17,609        3.39       18,193        3.11       -               -              -
     30 months                   8,869        1.71       21,471        3.67        19,202         2.87           4.55
     36 months                     100         .02        2,615         .45        41,388         6.20           4.08
     54 months                 -              -         -              -           51,537         7.71           4.51
     60 months                   9,175        1.77        9,741        1.67        16,046         2.40           4.97
                               -------     -------     --------     -------      --------      -------           ----

          Total                399,898       77.07      434,740       74.30       485,930        72.74           3.54
                               -------      ------      -------      ------       -------       ------           -----

          Total deposits     $ 518,885      100.00%   $ 585,128      100.00%    $ 668,058       100.00%          2.78%
                               =======      ======      =======      ======       =======       ======           ====

The following table presents the deposit activity of the Bank for the years indicated.



                                                     Year Ended December 31,
                                                     -----------------------
                                               2000           2001            2002
                                               ----           ----            ----
                                                                       (In thousands)

     Deposits                              $ 1,898,638     2,394,602       3,161,518
     Withdrawals                            (1,826,173)   (2,353,541)     (3,094,131)
                                             ---------     ---------       ---------

     Deposits in excess of withdrawals          72,465        41,061          67,387

     Interest credited on deposits              17,146        25,182          15,543
                                            ----------    ----------       ---------

     Total increase in deposits           $     89,611        66,243          82,930
                                            ==========    ==========       =========

The following table presents the amount of time deposit accounts in amounts of $100,000 or more at December 31, 2002 maturing as follows (in thousands):

                       Maturity Period
                       ---------------

          One month through three months             $  25,177
          Over three through six months                 11,342
          Over six through 12 months                    29,403
          Over 12 months                                74,656
                                                      --------

                     Total                           $ 140,578
                                                      ========

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 2000, 2001 and 2002 and the periods to maturity of the certificate accounts outstanding at December 31, 2002.



                                At December 31,                                    Period to Maturity from December 31, 2002
                                ---------------                                    -----------------------------------------
                         --------------------------------------Within       1 to        2 to         3 to        4 to
                            2000        2001       2002        1 Year      2 Years     3 Years      4 Years     5 Years       Total
                            ----        ----       ----        ------      -------     -------      -------     -------       -----
                                                                       (In thousands)

     2.00% or less        $     -           -        48,547     46,437       2,110         -           -            -        48,547
     2.01% to 3.00%             -        48,916     112,037     78,015      31,833       2,189         -            -       112,037
     3.01% to 4.00%             -        92,048     122,814     64,169      33,985      17,467         256        6,937     122,814
     4.01% to 5.00%          24,433     141,637     171,116     44,837      57,323      22,618      13,461       32,877     171,116
     5.01% to 6.00%         128,393      68,394      30,092     17,950       2,558         974       7,075        1,535      30,092
     6.01% to 8.00%         247,072      83,745       1,324        149         -         1,095          80          -         1,324
                            -------     -------     -------    -------     -------     -------      ------      -------     -------

                          $ 399,898     434,740     485,930    251,557     127,809      44,343       20,872      41,349     485,930
                            =======     =======     =======    =======     =======      ======       ======      ======    ========

Borrowings

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures. On September 26, 2002, the Trust sold adjustable-rate Trust Preferred Securities due September 26, 2032 in the aggregate principal amount of $5,000,000 (the
"Capital Securities") in a pooled trust preferred securities offering. The interest rate on the Capital Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate ("LIBOR"), plus 340 basis points. In addition, the Holding Company contributed capital of $155,000 to the Trust for the purchase of the common securities of the Trust. The proceeds from these sales were paid to the Holding Company in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the "Debentures") due September 26, 2032. The Debentures have the same terms as the Capital Securities. The Holding Company then invested $3,000,000 as a capital contribution in the Bank. The sole asset of the Trust, the obligor on the Capital Securities, is the Debentures.

The Holding Company has guaranteed the Trust's payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Capital Securities. Cash distributions on both the Capital Securities and the Debentures are payable quarterly in arrears on March 26, June 26, September 26 and December 26 of each year. Issuance costs of approximately $169,000 associated with the Capital Securities have been capitalized by the Holding Company and are being amortized over the life of the securities.

                                                      Capital
                                    Securities Outstanding at
                                           December 31,
                                    -------------------          Prepayment
            Name                    2002           2001          Option Date
            ----                    ----           ----          -----------
                                       (In thousands)

        FFLC Statutory Trust I     $ 5,000         -         September 26, 2007
                                     =====        =====

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

The Company has entered into a five year interest rate swap agreement that effectively converted the floating interest rate of these Capital Securities into a fixed interest rate of 6.85%, thus reducing the impact of interest rate changes on future interest expense for the five year period. In accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," this interest rate swap qualifies as a cash flow hedge. The fair value of this interest rate swap is recorded as an asset or liability on the consolidated balance sheet with an offsetting entry recorded in other comprehensive income, net of the income tax effect. At December 31, 2002, the unrealized loss of the derivative instrument was $120,000 ($75,000 net of tax).

Federal Home Loan Bank Advances and Other Borrowings

The Bank is authorized to obtain advances from the Federal Home Loan Bank ("FHLB") of Atlanta which are generally collateralized by a blanket lien against the Bank's mortgage portfolio. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Atlanta will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board and the FHLB of Atlanta. At December 31, 2002, the Bank had $149.0 million in FHLB advances outstanding.

The Bank also borrows under retail repurchase agreements with customers of the Bank. These agreements are accounted for as borrowings and are secured by securities owned by the Bank.

The following table sets forth certain information relating to the Bank's borrowings at the dates indicated:




                                                                                                   At or For the Year
                                                                                                   Ended December 31,
                                                                                 ------------------------------------
                                                                                    2000           2001        2002
                                                                                    ----           ----        ----
                                                                                           ($ in thousands)
FHLB advances:
     Average balance outstanding                                                 $ 104,647   $   136,041  $   160,235
                                                                                   =======       =======      =======
     Maximum amount outstanding at any month end during the year                 $ 123,000   $   154,000  $   164,000
                                                                                   =======       =======      =======
     Balance outstanding at end of year                                          $ 123,000   $   154,000  $   149,000
                                                                                   =======       =======      =======
     Weighted average interest rate during the year                                   6.21%         6.07%        5.62%
                                                                                   =======       ======       =======
     Weighted average interest rate at end of year                                    6.18%         5.73%        5.40%
                                                                                   =======       ======       =======

Other borrowed funds:
     Average balance outstanding                                                 $   5,729   $    11,842  $    16,915
                                                                                  ========       =======      =======
     Maximum amount outstanding at any month end during the year                 $   8,013   $    18,427  $    24,216
                                                                                  ========       =======      =======
     Balance outstanding at end of year                                          $   6,376   $    13,327  $    19,303
                                                                                   =======       =======      =======
     Weighted average interest rate during the year                                   5.11%        3.91%         2.12%
                                                                                  ========       =======      =======
     Weighted average interest rate at end of year                                    5,25%        2.15%         5.08%
                                                                                  ========       =======      =======

Total borrowings:
     Average balance outstanding                                                 $ 110,376   $   147,883  $   177,150
                                                                                   =======       =======      =======
     Maximum amount outstanding at any month end during the year                 $ 131,013   $   172,427  $   188,216
                                                                                   =======       =======      =======
     Balance outstanding at end of year                                          $ 129,376   $   167,327  $   168,303
                                                                                   =======       =======      =======
     Weighted average interest rate during the year                                   6.15%         5.90%        5.29%
                                                                                   =======       =======      =======
     Weighted average interest rate at end of year                                    6.13%         5.44%        5.38%
                                                                                   =======       =======      =======

Subsidiary Activities

The Bank has a wholly-owned subsidiary, Lake County Service Corporation ("LCSC"), originally formed to develop a 100-lot subdivision. LCSC sold the last remaining lots during 2001. LCSC's primary activity is now investment services for the Bank's customers. During the second quarter of 2001, the Bank introduced an Investment Services Program through a joint venture with T.H.E. Financial Group, Ltd., an independent securities broker-dealer firm and a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Through this program, the Bank offers mutual funds, annuities, discount brokerage and financial planing services to bank customers. The services are offered through LCSC, which receives monthly fees on sales made through this program. During 2002 and 2001, LCSC recognized fees of $295,000 and $114,000 and expenses of $227,000 and $123,000 (including $37,000 of initial start-up costs in 2001), respectively from this program.

During 2001, First Alliance was formed to facilitate the sale of title insurance. This subsidiary recognized fees of $26,000 and expenses of $12,000 during 2002. They did not have a material amount of activity during 2001.

During 2002, the Trust was formed solely to issue trust preferred securities (see Borrowings).

Personnel

As of February 13, 2003, the Bank had 234 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2002, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 2002.


                                                                 Capital Ratios
                                                                 --------------
                     Actual       Required      Excess      Actual     Required
                     Capital      Capital       Amount      Percent     Percent
                     -------      -------       ------      -------     -------
                                                                ($ in thousands)

Tangible            $ 71,139       13,719       57,420        7.78%       1.50%
Core (Leverage)     $ 71,139       27,439       43,700        7.78        3.00
Risk-based          $ 75,645       47,794       27,851       12.66        8.00

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

The Bank did not pay an assessment for deposit insurance in 2002, however, its payments toward the FICO bonds amounted to approximately $104,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2002, the Bank's limit on loans to one borrower was $11.3 million and the Bank's largest aggregate outstanding loans and extensions of credit to one borrower was $9.6 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, the Bank maintained 77% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank was assessed approximately $164,000 for the fiscal year ended December 31, 2002.

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

The recently enacted Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, that Act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. In order to borrow from the FHLB, the Bank is required to purchase shares of the FHLB's nonmarketable equity securities at par. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2002 of $7.7 million. For the year ended December 31, 2002, the dividend yield on FHLB stock was 5.2%.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.1 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $42.1 million, the reserve requirement is $1.083 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At December 31, 2002, the Bank complied with the foregoing requirements.

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

Federal and State Taxation

General. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the IRS for the year ended December 31, 1996. For its 2002 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

Under the residential loan requirement provision, the recapture required by the 1996 Act is suspended for each of two successive taxable years, beginning with 1996, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year. Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. At December 31, 2002, the Bank had approximately $111,000 of deferred tax liabilities recorded for the recapture of its bad debt reserves.

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

ITEM 2.   PROPERTIES

The Bank conducts its business through its main office and 14 branch offices. The following table sets forth certain information regarding the Bank's office properties:

                                                         Net Book Value of Land
                                        Date                 and Buildings at
Location                               Acquired              December 31, 2002
--------                               --------              -----------------
                                                               (In thousands)
Main Office
800 North Boulevard, West
Leesburg, Florida  34748-5053             1961                        $ 2,221

Wildwood
837 South Main Street
Wildwood, Florida  34785-5302             1967                            243

Main Street
1409 West Main Street
Leesburg, Florida  34748-4854             1972                            336

Clermont
481 East Highway 50
Clermont, Florida  34711-4032             1982                            623

Eustis
2901 South Bay Street
Eustis, Florida  32726-6551               1979                            490

Fruitland Park
410 Palm Street
Fruitland Park, Florida  34731-4013       1983                            450

Lady Lake
431 US Highway 441/27
Lady Lake, Florida  32159-3046            1995                          1,127

Lake Square (1)
32612 Vista Avenue
Leesburg, Florida  34788-3952             2002                          1,280

South Leesburg
US Highway 27
Leesburg, Florida  34748                  1996                          1,248

Inverness
2709 East Gulf to Lake Highway
Inverness, Florida 34453-3245             1998                            798

Citrus Ridge
16550 Woodcrest Way
Clermont, Florida 34711-7004              1998                            978

                                                                     (continued)

                                                         Net Book Value of Land
                                        Date                 and Buildings at
Location                               Acquired              December 31, 2002
--------                               --------              -----------------
                                                               (In thousands)
Bushnell (2)
1128 North Main Street
Bushnell, Florida 33513                   1998                       $    227

Administration
715 West Oak Terrace Drive
Leesburg, Florida  34748                  1961                          1,811

Sumter County (3)                         1999                            418

Boulevard (4)
900 North Boulevard West
Leesburg, Florida  34748                  2000                            305

Accounting and Human Resource Offices
800 North Lee Street
Leesburg, Florida  34748                  2001                            220

Kings Ridge (5)
4299 South Highway 27
Clermont, Florida  34711                  2001                          1,539

Spruce Creek (1)
17801 SE 109th Avenue
Summerfield, Florida  34491               2002                          2,027

Old Lake Square (6)
10105 U.S. Highway 441
Leesburg, Florida  34788                  1995                            384

Office Park  (7)                          2002                            304



(1)  Branch office acquired in 2002.
(2)  Leased branch office opened May, 1999.
(3) Two parcels of land purchased by Lake County Service Corp. for future branch office locations.
(4)  Storage facility owned by the Bank.
(5)  Construction completed and branch opened in 2002.
(6)  Unused branch office.
(7) Building purchased in 2002 to be remodeled for future expansion of the accounting and operations departments.

The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 2002, such equipment had a net book value of $1,524,000. The Bank also had $816,000 in construction in process at December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2002, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The   above-captioned   information  appears  under  "Common  Stock  Prices  and
Dividends" in the Registrant's 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated Financial Data" on page 8 and 9 of the Registrant's 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's
2002 Annual Report to Stockholders on pages 10 through 20 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of FFLC Bancorp, Inc. and Subsidiary, together with the report thereon by Hacker, Johnson & Smith PA appear in the Registrant's 2002 Annual Report to Stockholders on pages 21 through 53 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There  have  been no  disagreements  with the  Registrant's  accountants  on any
matters  of   accounting   principles   or  practices  or  financial   statement
disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information related to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003 at pages 6 through 9.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003 at pages 12 through 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003 at pages 5 through 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to pages 14 and 15 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 2002 Annual Report to Stockholders.

                                                                                   Page
                                                                                   ----

     Independent Auditors' Report                                                    54

     Consolidated Balance Sheets as of December 31, 2002 and 2001                    21

     Consolidated Statements of Income for the Years Ended
          December 31, 2002, 2001 and 2000                                           22

     Consolidated Statements of Changes in Stockholders' Equity for the
          Years Ended December 31, 2002, 2001 and 2000                            23-25

     Consolidated Statements of Cash Flows for the Years
          Ended December 31, 2002, 2001 and 2000                                  26-27

     Notes to Consolidated Financial Statements for the Years
          Ended December 31, 2002, 2001 and 2000                                  28-53

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

          (a)  The following exhibits are filed as part of this report.
               3.1  Certificate of Incorporation of FFLC Bancorp, Inc.*
               3.2  Bylaws of FFLC Bancorp, Inc.***
               4.0  Stock Certificate of FFLC Bancorp, Inc.*
               10.1 First Federal  Savings Bank of Lake County  Recognition  and
                    Retention Plan**
               10.2 First Federal  Savings Bank of Lake County  Recognition  and
                    Retention Plan for Outside Directors**
               10.3 FFLC Bancorp, Inc. Incentive Stock Option Plans for Officers
                    and Employees**
               10.4 FFLC Bancorp, Inc. Stock Option Plan for Outside Directors**
               13.0 Annual Report to Stockholders (filed herewith)
               99   Proxy Statement for Annual Meeting (filed herewith)
               99.1 CEO   Certification    required   under   Section   906   of
                    Sarbanes-Oxley Act of 2002
               99.2 CFO   Certification    required   under   Section   906   of
                    Sarbanes-Oxley Act of 2002

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

                               Dated: March 13, 2003


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



Name                          Title                                              Date
----                          -----                                              ----
/s/ Claron D. Wagner          Chairman of the Board                    March 13, 2003
--------------------
Claron D. Wagner

/s/ James P. Logan            Vice Chairman of the Board               March 13, 2003
------------------
James P. Logan

/s/ Joseph J. Junod           Director                                 March 13, 2003
-------------------
Joseph J. Junod

/s/ Ted R. Ostrander, Jr.     Director                                 March 13, 2003
-------------------------
Ted R. Ostrander

/s/ H.D. Robuck, Jr.          Director                                 March 13, 2003
--------------------
H.D. Robuck, Jr.

/s/ Howard H. Hewitt          Director                                 March 13, 2003
--------------------
Howard H. Hewitt

/s/ Stephen T. Kurtz          Chief Executive Officer,
--------------------               President and Director              March 13, 2003
Stephen T. Kurtz

/s/ Paul K. Mueller           Executive Vice President, Chief
-------------------              Operating Officer and Treasurer
Paul K. Mueller                  and Director                          March 13, 2003

                                 CERTIFICATIONS
                                 --------------



I, Stephen T. Kurtz, certify, that:

1.   I have reviewed this annual report on Form 10-K of FFLC Bancorp, Inc.;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003                 By:  /s/ Stephen T. Kurtz
     ---------------------------          --------------------------------------
                                          Stephen T. Kurtz, President and Chief
                                                          Executive Officer


     I,   Paul K. Mueller, certify, that:

     1.   I have reviewed this annual report on Form 10-K of FFLC Bancorp, Inc.;

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 13, 2003              By:  /s/ Paul K. Mueller
     -----------------------           -----------------------------------------
                                       Paul K. Mueller, Executive Vice President
                                       and Treasurer