Form 10-Q
period 2003-04-24
FFLC BANCORP INC
filed 2003-04-24
CIK 912738

U.S. SECURITIES AND EXCHANGE
                           COMMISSION Washington, D.C.
                                      20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2003


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    ------------------------


                         Commission file number 0-22608


                               FFLC BANCORP, INC.
                               ------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                        59-3204891
--------------------------------                     -------------------
(State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)


800 North Boulevard West, Post Office Box 490420, Leesburg, Florida  34749-0420
-------------------------------------------------------------------  ----------
(Address of Principal Executive Offices)                             (Zip Code)


Registrant's Telephone Number, Including Area Code  (352) 787-3311
                                                    --------------


Former  Name,  Former  Address and Former  Fiscal  Year,  if Changed  Since Last
Report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes [X]   [ ] No

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12B-2 of the Exchange Act):   Yes [ ]  No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value                      5,391,749 shares outstanding at
    $.01 per share                                    April 23, 2003
------------------------                     ---------------------------------


                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                    Page
                                                                                                   ----
     Condensed Consolidated Balance Sheets -
       at March 31, 2003 (Unaudited) and at December 31, 2002........................................2

     Condensed Consolidated Statements of Income (Unaudited) -
       Three months ended March 31, 2003 and 2002....................................................3

     Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) -
       Three months ended March 31, 2003 and 2002..................................................4-5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three months ended March 31, 2003 and 2002..................................................6-7

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................8-13

     Review by Independent Certified Public Accountants.............................................14

     Report on Review by Independent Certified Public Accountants...................................15

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................16-21

   Item 3.  Quantative and Qualitative Disclosures About Market Risk................................22

   Item 4.  Controls and Procedures.................................................................22

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings.......................................................................22

   Item 2.  Changes in Securities...................................................................22

   Item 3.  Default upon Senior Securities..........................................................22

   Item 4.  Submission of Matters to a Vote of Security Holders.....................................23

   Item 5.  Other Information.......................................................................23

   Item 6.  Exhibits and Reports on Form 8-K........................................................23

SIGNATURES..........................................................................................24

CERTIFICATIONS...................................................................................24-26


                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)



                                                                                    At                At
                                                                                 March 31,       December 31,
                                                                                 ---------       ------------
                                                                                   2003              2002
                                                                                   ----              ----
            Assets                                                              (unaudited)

Cash and due from banks                                                         $  36,223            20,157
Interest-earning deposits                                                          58,027            49,237
                                                                                 --------          --------

            Cash and cash equivalents                                              94,250            69,394

Securities available for sale                                                      88,720            77,324
Loans, net of allowance for loan losses of $5,311 in 2003
    and $5,181 in 2002                                                            733,567           735,338
Accrued interest receivable                                                         3,720             4,181
Premises and equipment, net                                                        19,617            19,369
Foreclosed assets                                                                     906               626
Federal Home Loan Bank stock, at cost                                               7,700             7,700
Deferred income taxes                                                                 709               487
Other assets                                                                        1,467             1,402
                                                                                ---------         ---------

            Total                                                               $ 950,656           915,821
                                                                                  =======           =======

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                            24,854            18,867
    NOW and money-market accounts                                                 149,750           137,858
    Savings accounts                                                               25,951            25,403
    Certificates                                                                  493,663           485,930
                                                                                  -------           -------

            Total deposits                                                        694,218           668,058

Advances from Federal Home Loan Bank                                              149,000           149,000
Other borrowed funds                                                               17,081            14,303
Guaranteed preferred beneficial interest in junior subordinated debentures          5,000             5,000
Accrued expenses and other liabilities                                             12,630             8,398
                                                                                  -------         ---------

            Total liabilities                                                     877,929           844,759
                                                                                  -------           -------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                                -                 -
    Common stock, $.01 par value, 9,000,000 shares authorized,
        6,371,440 in 2003 and 4,574,944 in 2002 shares issued                          64                46
    Additional paid-in-capital                                                     31,660            31,638
    Retained income                                                                60,219            58,409
    Accumulated other comprehensive income                                            540               636
    Treasury stock, at cost (994,274 shares in 2003 and
        991,669 shares in 2002)                                                   (19,756)          (19,667)
                                                                                  -------           -------

            Total stockholders' equity                                             72,727            71,062
                                                                                 --------           -------

            Total                                                               $ 950,656           915,821
                                                                                  =======           =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                   ($ in thousands, except per share amounts)




                                                                      Three Months Ended
                                                                            March 31,
                                                                     --------------------
                                                                       2003          2002
                                                                       ----          ----
Interest income:
    Loans                                                          $  12,722         12,842
    Securities                                                           588            761
    Other interest-earning assets                                        267            240
                                                                   ---------      ----------

            Total interest income                                     13,577         13,843
                                                                   ---------      ----------

Interest expense:
    Deposits                                                           4,415          5,218
    Borrowed funds                                                     2,127          2,273
                                                                   ----------     ----------

            Total interest expense                                     6,542          7,491
                                                                   ---------      ---------

            Net interest income                                        7,035          6,352

Provision for loan losses                                                406            258
                                                                   ---------     ----------

            Net interest income after provision for loan losses        6,629          6,094
                                                                   ---------      ---------

Noninterest income:
    Deposit account fees                                                 231            218
    Other service charges and fees                                       584            461
    Net gain on sales of loans held for sale                             271             46
    Other                                                                197            168
                                                                   ---------      ----------

            Total noninterest income                                   1,283            893
                                                                   ---------      ----------

Noninterest expense:
    Salaries and employee benefits                                     2,446          2,016
    Occupancy expense                                                    648            573
    Data processing expense                                              273            252
    Professional services                                                103            102
    Advertising and promotion                                            137            111
    Other                                                                515            390
                                                                   ---------      ----------

            Total noninterest expense                                  4,122          3,444
                                                                   ---------      ---------

Income before income taxes                                             3,790          3,543

            Income taxes                                               1,436          1,335
                                                                   ---------      ---------

Net income                                                         $   2,354          2,208
                                                                   =========      =========

Basic income per share                                             $     .44          .41
                                                                   ===========    =========

Weighted-average number of shares outstanding for basic            5,373,607      5,351,664
                                                                   =========      =========

Diluted income per share                                           $     .43            .41
                                                                   ===========    =========

Weighted-average number of shares outstanding for diluted          5,479,331      5,459,600
                                                                   ===========    ==========

Dividends per share $                                                    .10            .09
                                                                   ===========    ==========


See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                   Three Months Ended March 31, 2003 and 2002
                                ($ in thousands)



                                                                                                        Accumulated
                                                Common Stock       Additional                               Other           Total
                                               ---------------
                                          Number of                 Paid-In    Treasury     Retained   Comprehensive   Stockholders'
                                          Shares         Amount     Capital      Stock       Income       Income          Equity
                                        ----------       ------   ----------- -----------    ------       ------        -----------

Balance at December 31, 2001              4,542,953        $ 45      31,355     (19,347)      51,575         440          64,068
                                                                                                                          ------

Comprehensive income:
  Net income (unaudited)                     -              -          -           -           2,208         -             2,208

  Change in unrealized gains on securities
       available for sale, net of income tax
       benefit of $135 (unaudited)           -              -          -           -           -            (223)           (223)
                                                                                                                          --------

Comprehensive income (unaudited)                                                                                           1,985
                                                                                                                          -------

Net proceeds from the issuance of common
  stock, stock options exercised
  (unaudited)                                15,427           1         114        -            -            -               115

Dividends paid   (unaudited)                 -              -          -           -            (499)        -              (499)


Purchase of treasury stock, 6,944 shares
  (unaudited)                                -              -          -           (160)        -            -              (160)
                                          ----------       -----  ----------   ---------  -----------       -----         -------

Balance at March 31, 2002 (unaudited)     4,558,380        $ 46      31,469     (19,507)      53,284         217          65,509
                                          =========          ==      ======      ======       ======        =====         =======

                                                                    (continued)


                               FFLC BANCORP, INC.

 Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited), Continued

                   Three Months Ended March 31, 2003 and 2002
                                ($ in thousands)



                                                                                                        Accumulated
                                            Common Stock          Additional                               Other          Total
                                          Number of                 Paid-In    Treasury     Retained   Comprehensive  Stockholders'
                                          Shares         Amount     Capital      Stock       Income       Income          Equity
                                        ----------       ------   ----------- -----------    ------       ------        -----------

Balance at December 31, 2002              4,574,944       $ 46       31,638     (19,667)     58,409          636          71,062
                                                                                                                          -------

Comprehensive income:
  Net income (unaudited)                     -             -           -           -          2,354          -             2,354

Change in unrealized gains on securities
       available for sale, net of income tax
       benefit of $52 (unaudited)            -             -           -           -          -              (86)            (86)

  Change in unrealized loss on derivative
       instrument, net of income tax
       benefit of $6 (unaudited)             -             -           -           -          -              (10)            (10)
                                                                                                                          --------

Comprehensive income (unaudited)                                                                                           2,258
                                                                                                                          -------

Net proceeds from the issuance of common
  stock, stock options exercised
  (unaudited)                                 4,227        -             40        -           -             -                40

Dividends paid (unaudited)                  -              -           -           -           (544)         -              (544)


Purchase of treasury stock, 2,605 shares
  (unaudited)                               -              -           -            (89)       -             -               (89)


Three-for-two stock split (unaudited)     1,792,269         18          (18)      -            -             -             -
                                          ---------         --     -------- -----------   ---------        -----      ----------

Balance at March 31, 2003 (unaudited)     6,371,440       $ 64       31,660     (19,756)     60,219          540          72,727
                                          =========         ==       ======      ======      ======         =====        =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                                       5



                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                              2003            2002
                                                                              ----            ----
Cash flows from operating activities:
    Net income                                                           $  2,354             2,208
    Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
            Provision for loan losses                                         406               258
            Depreciation and amortization                                     301               259
            Credit for deferred income taxes                                 (164)              (44)
            Gain on sale of foreclosed assets                                -                  (30)
            Net amortization of premiums and discounts on securities          235                22
            Net deferral of loan fees and costs                              (134)              (82)
            Net gain on sales of loans held for sale                         (271)              (46)
            Loans originated for sale                                     (16,339)           (1,623)
            Proceeds from sales of loans held for sale                     16,556             3,576
            Decrease in accrued interest receivable                           461                 2
            Increase in other assets                                          (65)             (266)
            Increase in accrued expenses and other liabilities              4,216             4,436
                                                                          -------           -------

                    Net cash provided by operating activities               7,556             8,670
                                                                           ------           -------

Cash flows from investing activities:
    Proceeds from principal repayments and maturities on securities
        available for sale                                                  7,827             4,567
    Purchase of securities available for sale                             (19,596)          (15,223)
    Loan disbursements                                                    (65,800)          (63,687)
    Principal repayments on loans                                          66,532            46,229
    Purchase of premises and equipment, net                                  (549)             (757)
    Proceeds from sales of foreclosed assets                                  541               354
                                                                         --------          --------

                    Net cash used in investing activities                 (11,045)          (28,517)
                                                                           ------            ------

Cash flows from financing activities:
    Net increase in deposits                                               26,160             7,449
    Net increase in other borrowed funds                                    2,778             4,071
    Issuance of common stock                                                   40               115
    Purchase of treasury stock                                                (89)             (160)
    Cash dividends paid                                                      (544)             (499)
                                                                         --------           -------

                    Net cash provided by financing activities              28,345            10,976
                                                                           ------            ------

Net increase (decrease) in cash and cash equivalents                       24,856            (8,871)

Cash and cash equivalents at beginning of period                           69,394            49,792
                                                                           ------            ------

Cash and cash equivalents at end of period                               $ 94,250            40,921
                                                                        =========           =======

                                                                     (continued)


                               FFLC BANCORP, INC.

     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
                                 (In thousands)

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                                ------------------
                                                                                                 2003       2002
                                                                                                 ----       ----
Supplemental disclosures of cash flow information- Cash paid during the period for:
        Interest                                                                                $ 6,583      7,467
                                                                                                ========   =======

        Income taxes                                                                            $    398       270
                                                                                                ========   =======

Noncash investing and financing activities:

    Accumulated other comprehensive income:
        Net change in unrealized gain on securities available for sale, net of tax benefit      $   (86)      (223)
                                                                                                ========   =======

        Net change in unrealized loss on derivative instrument, net of tax benefit              $   (10)        -
                                                                                                ========   =======

    Transfers from loans to foreclosed assets                                                   $    821       407
                                                                                                 =======   =======

    Loans originated on sales of foreclosed assets                                              $      -       141
                                                                                                ========   =======

    Loans funded by and sold to correspondent                                                   $  3,592     2,798
                                                                                                ========   =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc. (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

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

2. Loans. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated (in thousands):

                                                                      At March 31, 2003         At December 31, 2002
                                                                   -----------------------      ---------------------
                                                                                     % of                      % of
                                                                       Amount        Total       Amount         Total
            Mortgage loans:
                One-to-four-family residential *                   $ 388,995        51.50%    $ 395,116          52.23%
                Construction and land                                 34,083         4.51        30,792           4.07
                Multi-family units                                    21,845         2.89        22,796           3.01
                Commercial real estate, churches and other           140,686        18.63       140,770          18.61
                                                                     -------       ------       -------        --------

                    Total mortgage loans                             585,609        77.53       589,474          77.92

            Consumer loans                                           141,116        18.68       138,202          18.26
            Commercial loans                                          28,604         3.79        28,879           3.82
                                                                    --------     --------      --------       ---------

                    Total loans (1)                                  755,329       100.00%      756,555         100.00%
                                                                                   ======                       ======

            Undisbursed portion of loans in process                  (17,123)                   (16,770)
            Net deferred loan costs                                      672                        734
            Allowance for loan losses (2)                             (5,311)                    (5,181)
                                                                   ---------                   -------- -

                    Loans, net                                     $ 733,567                  $ 735,338
                                                                     =======                    =======


* Includes $14.5 million and $14.4 million of loans held for sale at March 31, 2003 and December 31, 2002, respectively.

(1) Total loans outstanding by department consists of the following (in thousands):

                                                         At
                                 ---------------------------
                                   March 31, 2003           December 31, 2002
                                 ----------------------------------------------
                                                   % of                   % of
                                    Amount        Total       Amount    Total
                                    ------        -----       ------    -----

            Residential          $ 379,460       50.23%    $ 385,711     50.98%
            Commercial             231,257       30.62       229,930     30.39
            Consumer               144,612       19.15       140,914     18.63
                                   -------     -------       -------   --------

                                 $ 755,329      100.00%    $ 756,555    100.00%
                                   =======      ======       =======    ======

                                                                     (continued)

                               FFLC BANCORP, INC.

2.  Loans, Continued.

(2) Total allowance for loan losses by department consist of the following (in thousands):

                                                        At
                                 --------------------------
                                  March 31, 2003          December 31, 2002
                                 --------------------------------------------
                                                % to                   % to
                                                Gross                  Gross
                                  Amount        Loans       Amount     Loans
                                  ------        -----       ------     -----

            Residential          $ 1,207         .32%      $ 1,175       .30%
            Commercial             2,968        1.28         2,949      1.28
            Consumer               1,136         .79         1,057       .75
                                   -----                     -----

                                 $ 5,311      .70%         $ 5,181    .68%
                                   =====     ====            =====   ====

Total gross loans originated by department, including unfunded construction and line of credit loans, consist of the following (in thousands):


                                      Three Months Ended
                                                March 31,
                                 -----------------------
                                   2003             2002
                                   ----             ----

            Residential           $ 45,013        30,877
            Commercial              25,898        24,008
            Consumer                20,973        18,103
                                    ------        -------

                                  $ 91,884        72,988
                                    ======        =======

3. Loan Impairment and Loan Losses. The Company also prepares a quarterly review of the adequacy of the allowance for loan losses to identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                                   Three Months Ended
                                                             March 31,
                                                  ----------------------
                                                  2003             2002
                                                  ----             ----

            Balance at January 1                $ 5,181         4,289
            Provision for loan losses               406           258
            Net loans charged-off                  (276)         (274)
                                                 ------        ------

            Balance at March 31                 $ 5,311         4,273
                                                  =====         =====


                                                                     (continued)


                               FFLC BANCORP, INC.

   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


3. Loan Impairment and Loan Losses, Continued. The following summarizes the amount of impaired loans, all of which were collateral dependent (in thousands):

                                                                                                          At
                                                                                    -------------------------
                                                                                    March 31,      December 31,
                                                                                      2003             2002
                                                                                      ----             ----

            Loans identified as impaired:
                Gross loans with no related allowance for losses                    $   -                 -
                Gross loans with related allowance for losses recorded                 631              400
                Less:  Allowances on these loans                                       (85)             (50)
                                                                                      ----             ----

            Net investment in impaired loans                                        $  546              350
                                                                                     ======            =====

    The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                         ------------
                                                                                       2003         2002

            Average net investment in impaired loans                                $   443            38
                                                                                    ========        =======

            Interest income recognized on impaired loans                            $     2            -
                                                                                    ========        =======

            Interest income received on impaired loans                              $     2            -
                                                                                    ========        =======

    Nonaccrual and past due loans were as follows (in thousands):

                                                                                                          At
                                                                                    ------------------------
                                                                                    March 31,      December 31,
                                                                                    ---------      ------------
                                                                                      2003             2002
                                                                                      ----             ----

            Nonaccrual loans                                                         $ 2,741            2,592
            Accruing loans past due ninety days or more                                   46           -
                                                                                      ------        ---------

                Total                                                                $ 2,787            2,592
                                                                                    =========      ==========

                                                                     (continued)

                               FFLC BANCORP, INC.

4. Income Per Share of Common Stock. Basic income per share of common stock has been computed by dividing the net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the RRP incentive plans are only considered outstanding when the shares are released or committed to be released for allocation to participants. Diluted income per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. All per share amounts reflect the three-for-two stock split declared on February 14, 2003. The following table presents the calculation of basic and diluted income per share of common stock:


                                                                                              Three Months Ended
                                                                                               March 31,
                                                                                            2003             2002
                                                                                            ----             ----
           Weighted-average shares of common stock issued and
             outstanding before adjustments for RRP and
             common stock options                                                        5,377,710         5,355,767
           Adjustment to reflect the effect of unallocated RRP shares                       (4,103)           (4,103)
                                                                                       -----------      ------------

           Weighted-average shares for basic income per share                            5,373,607         5,351,664
                                                                                         =========         =========

           Basic income per share                                                 $            .44               .41
                                                                                    ==============    ==============

           Total weighted-average common shares and equivalents
             outstanding for basic income per share computation                          5,373,607         5,351,664

           Additional dilutive shares using the average market value for
             the period utilizing the treasury stock method regarding stock options        105,724           107,936
                                                                                       -----------       -----------

           Weighted-average common shares and equivalents outstanding for
             diluted income per share                                                    5,479,331         5,459,600
                                                                                         =========         =========

           Diluted income per share                                               $            .43               .41
                                                                                    ==============    ==============

5. Stock Split. On February 14, 2003, the Board of Directors declared a three-for-two stock split on all outstanding common shares for shareholders of record on February 28, 2003, which were distributed on March 14, 2003. Any fractional shares resulting from the split were paid in cash based on the closing price on the record date.

                                                                     (continued)

                               FFLC BANCORP, INC.

6. Stock Option Plans. During 2002,the Company adopted a new stock option plan (the "2002 Plan") which authorizes the Company to issue up to 375,000 shares (adjusted) in connection with options granted to directors, officers or employees of the Company. The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the then current market value of the common stock at the grant date. No options have been granted under the 2002 Plan through March 31, 2003.

The Company also has a 1993 stock option plan (the "Plan") under which common shares are authorized to be issued in connection with options granted to directors, officers and employees of the Company. Options granted under the Plan are exercisable at the market price of the common stock at the date of grant. Such incentive stock options granted to officers and employees are exercisable in three equal annual installments, with the first installment becoming exercisable one year from the date of grant. Options granted to outside directors are exercisable immediately, but any common shares obtained from exercise of the options may not be sold prior to one year from the date of grant. All options expire at the earlier of ten years for officers and employees or twenty years for directors from the date of grant or one year following the date which the outside director, officer or employee ceases to serve in such capacity. At March 31, 2003, 50,570 options (adjusted) remain available under the Plan for grant to future directors, officers and employees.

The following is a summary of stock option transactions during the three-month periods ended March 31, 2003 and 2002 (All options and option price per share information has been adjusted to reflect the three-for-two stock split in 2003):



                                                                                    Weighted-
                                                                    Range of         Average
                                                    Number of       Per Share       Per Share
                                                    Options         Option Price      Price

            Outstanding, December 31, 2001          200,312       $ 4.00-14.17         6.01
                                                                                           =
            Exercised                               (23,140)        4.00-10.83          4.55
                                                    -------

            Outstanding, March 31, 2002             177,172       $ 4.00-14.17          6.27
                                                    =======         ==========          ====

            Outstanding, December 31, 2002          152,327         4.00-14.17          6.61
            Exercised                                (6,340)        4.00-10.20          6.45
                                                    -------

            Outstanding, March 31, 2003             145,987       $ 4.00-14.17          6.53
                                                    =======         ==========          ====

                                                                    (continued)
                                       12

                               FFLC BANCORP, INC.

6.  Stock Option Plans, Continued
    No stock options were granted under the Plans during the three-month periods ended March 31, 2003 or 2002. SFAS No. 123 requires pro forma fair value disclosures if the intrinsic value method is being utilized to value stock-based compensation awards. For purposes of pro forma disclosures, the estimated fair value of stock options granted is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income during the periods presented, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):



                                                                               Three Months Ended
                                                                               March 31,
                                                                               2003          2002
                                                                               ----          ----
             Weighted-average grant-date fair value of stock options
                  issued during the period                                $    N/A          N/A
                                                                          =========     =========

             Net income, as reported                                      $   2,354         2,208

             Deduct:  Total stock-based employee compensation
                  determined under the fair value based method for
                  all awards, net of related tax benefit                      -                (3)
                                                                          ---------      --------

             Proforma net income                                         $    2,354         2,205
                                                                          =========     =========

             Basic income per share:
                  As reported                                             $     .44           .41
                                                                          =========     =========

                  Proforma                                                $     .44           .41
                                                                          =========     =========

             Diluted income per share:
                  As reported                                             $     .43           .41
                                                                          =========     =========

                  Proforma                                                $     .43          .41
                                                                          =========     =========


7. Reclassifications. Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiaries (the "Company") as of March 31, 2003, and the related condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 15, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 8, 2003

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

     The Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with principal repayments on loans and investments and funds generated from operations, primarily in mortgage loans secured by one-to-four-family, owner-occupied homes, commercial loans, consumer loans and, to a lesser extent, construction loans, other loans, and multi-family residential mortgage loans. In addition, the Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and agencies thereof. The Bank's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured up to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

     The Bank has 14 full-service banking facilities in Lake, Sumter, Citrus and Marion Counties, Florida. The Bank has plans to begin construction on two new branches during 2003, one in Citrus County and the other in Sumter County.

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

                               FFLC BANCORP, INC.


Capital Resources

     The Bank's primary sources of funds include proceeds from payments and prepayments on mortgage loans and mortgage-backed securities, proceeds from maturities of investment securities, increases in deposits and advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The Bank's exposure to credit loss in the event of nonperformance by the other party to the off-balance-sheet financial instrument is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the contractual amounts of the Bank's financial instruments with off-balance-sheet risk at March 31, 2003 follows (in thousands):

        Commitments to extend credit                   $ 32,582
                                                         ======
        Unused lines of credit                         $ 54,432
                                                         ======
        Undisbursed portion of loans in process        $ 17,123
                                                         ======
        Standby letters of credit                      $  2,499
                                                        =======

     The Bank believes that it will have sufficient funds available to meet its commitments. At March 31, 2003, certificates of deposit which were scheduled to mature in one year or less totaled $253.5 million. Based on past experience, management believes, that a significant portion of those funds will remain with the Bank.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of March 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


     As of March 31, 2003, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and percentages at March 31, 2003 are also presented in the table.

                                                                                            To Be Well
                                                                            Minimum         Capitalized
                                                                            For Capital      For Prompt
                                                                            Adequacy       Corrective Action
                                                     Actual                 Purposes        Provisions
                                                     ------                 -----------    -----------------
                                                  %       Amount      %       Amount        %      Amount
                                                ----     ---------   ---    -----------    ---     -------
                                                                                ($ in thousands)
Stockholders' equity,
    and ratio to total
    assets                                     7.9%      $  74,747
Less: investment in
    nonincludable
    subsidiary                                                (559)
Less: unrealized gain on
    securities available for sale                             (663)
                                                           -------

Tangible capital,
    and ratio to adjusted
    total assets                               7.7%      $  73,525   1.5%   $  14,239
                                                         =========          ===========

Tier 1 (core) capital, and
    ratio to adjusted total
    assets                                     7.7%      $  73,525   3.0%   $  28,479      5.0%    $  47,465
                                                         =========          ==========              =========

Tier 1 capital, and ratio
    to risk-weighted assets                    12.2%        73,525   4.0%   $  24,180      6.0%    $  36,270
                                                                            =========              ==========

Less: Nonincludable investment
    in 80% land loans

Tier 2 capital (allowance for
    loan losses)                                             5,185
                                                         ---------

Total risk-based capital,
    and ratio to risk-
    weighted assets                            13.0%     $  78,710   8.0%   $  48,360     10.0% $  60,450
                                                         =========          ===========         =========

Total assets                                             $ 950,536
                                                         =========

Adjusted total assets                                    $ 949,297
                                                         =========

Risk-weighted assets                                     $ 604,500
                                                         =========


                               FFLC BANCORP, INC.

The following table shows selected ratios for the periods ended or at the dates indicated:

                                                           Three Months                          Three Months
                                                               Ended           Year Ended            Ended
                                                             March 31,        December 31,         March 31,
                                                               2003               2002               2002
                                                         -----------------  -----------------   --------------
        Average equity as a percentage
           of average assets                                    7.77%              7.67%            7.83%

        Total equity to total assets at end of period           7.65%              7.76%            7.79%

        Return on average assets (1)                            1.01%              1.00%            1.06%

        Return on average equity (1)                           13.01%             13.05%           13.54%

        Noninterest expense to average assets (1)               1.77%              1.68%            1.65%

        Nonperforming assets to total assets
           at end of period                                      .39%               .35%             .30%

        Operating efficiency ratio (1)                         49.56%             48.23%           47.54%


(1)   Annualized for the three months ended March 31, 2003 and 2002.

                                                                   At               At              At
                                                                March 31,       December 31,      March 31,
                                                                  2003             2002            2002
                                                              ---------------  ---------------  -------------
   Weighted-average interest rates:
        Interest-earning assets:
           Loans                                                    6.99%           7.10%            7.46%
           Securities                                               4.37%           4.45%            4.76%
           Other interest-earning assets                            1.66%           1.77%            2.78%
                Total interest-earning assets                       6.34%           6.52%            7.06%
        Interest-bearing liabilities:
           Interest-bearing deposits                                2.62%           2.78%            3.47%
           Borrowed funds                                           4.98%           5.38%            5.36%
                Total interest-bearing liabilities                  3.09%           3.29%            3.89%
        Interest-rate spread                                        3.25%           3.23%            3.17%


Changes in Financial Condition

Total assets increased $34.9 million or 3.8%, from $915.8 million at December 31, 2002 to $950.7 million at March 31, 2003 primarily as a result of a $24.9 million increase in cash and cash equivalents and an increase in securities available for sale of $11.4 million. Deposits increased $26.2 million from $668.0 million at December 31, 2002 to $694.2 million at March 31, 2003. The $1.7 million net increase in stockholders' equity during the three months ended March 31, 2003 resulted from net income of $2.4 million and proceeds of $40,000 from stock options exercised, partially offset by repurchases of the Company's stock of $89,000, dividends paid of $544,000 and a $96,000, net of tax benefit decrease in accumulated other comprehensive income.

                               FFLC BANCORP, INC.

Results of Operations

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include certain fees which are considered to constitute adjustments to yields.



                                                                                           Three Months Ended March 31,
                                                                                -------------------------------------------
                                                                                2003                                 2002
                                                      ---------------------------------------------------------------------
                                                                   Interest     Average                Interest    Average
                                                       Average        and       Yield/     Average       and       Yield/
                                                       Balance     Dividends    Cost       Balance     Dividends   Cost
                                                       -------     ---------    ----       -------     ---------   ----
                                                                           ($ in Thousands)
Interest-earning assets:
    Loans                                             $ 733,343     12,722       6.94%     $ 690,435     12,842      7.44%
    Securities                                           88,324        588       2.66         73,222        761      4.16
    Other interest-earning assets (1)                    58,805        267       1.82         31,619        240      3.04
                                                      ---------   ----------               ---------    -------

          Total interest-earning assets                 880,472     13,577       6.17        795,276     13,843      6.96
                                                                  ----------                            -------

Noninterest-earning assets                               50,727                               38,494
                                                      ---------                            ---------

          Total assets                                $ 931,199                            $ 833,770
                                                      =========                            =========

Interest-bearing liabilities:
    NOW and money-market accounts                       142,689        236        .66        120,017        400      1.33
    Savings accounts                                     25,727         41        .64         22,375         56      1.00
    Certificates                                        489,321      4,138       3.38        435,369      4,762      4.38
    Federal Home Loan Bank advances                     149,000      2,002       5.37        154,000      2,202      5.72
    Other borrowed funds                                 20,161        125       2.48         14,014         71      2.03
                                                      ---------   ----------                --------    -------

          Total interest-bearing liabilities            826,898      6,542       3.16        745,775      7,491      4.02
                                                                  ----------                             ------

Noninterest-bearing deposits                             21,720                               15,033
Noninterest-bearing liabilities                          10,218                                7,714
Stockholders' equity                                     72,363                               65,248
                                                      ---------                            ---------

          Total liabilities and stockholders' equity  $ 931,199                            $ 833,770
                                                      =========                            =========

Net interest income                                               $  7,035                              $ 6,352
                                                                  ==========                            =======

Interest-rate spread (2)                                                         3.01%                               2.94%
                                                                                =======                           =======

Net interest-earning assets, net margin (3)           $  53,574                  3.20%   $  49,501                   3.19%
                                                      =========                 =======      =======              =======

Ratio of interest-earning assets to
    interest-bearing liabilities                           1.06                               1.07
                                                      =========                            =========



(1)  Includes interest-earning deposits and Federal Home Loan Bank stock.

(2)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

(3) Net interest margin is annualized net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended March 31, 2003 and 2002


General Operating Results. Net income for the three-month period ended March 31, 2003 was $2.4 million, or $.44 per basic share and $.43 per diluted share, compared to $2.2 million, or $.41 per basic share and $.41 per diluted share, for the comparable period in 2002. All per share information has been adjusted to reflect the three-for-two stock split in 2003. The increase in net income was primarily a result of an increase of $683,000 in net interest income and an increase of $390,000 in noninterest income, partially offset by an increase of $678,000 in noninterest expense.

Interest Income. Interest income decreased $266,000 to $13.6 million for the three-month period ended March 31, 2003. The decrease was due to a decrease in the average yield earned on interest-earning assets from 6.96% for the three months ended March 31, 2002 to 6.17% for the three months ended March 31, 2003, partially offset by a $85.2 million or 10.7% increase in average interest-earning assets outstanding for the three months ended March 31, 2003 compared to the 2002 period.

Interest  Expense.  Interest  expense  decreased  $949,000  or 12.7%,  from $7.5 million for the three-month period ended March 31, 2002 to $6.5 million for the three-month period ended March 31, 2003. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 4.02% for the three months ended March 31, 2002 to 3.16% for the comparable 2003 period, partially offset by increases of $79.9 million and $1.2 million in average interest-bearing deposits and borrowings outstanding, respectively. Average interest-bearing deposits increased from $577.8 million outstanding during the three months ended March 31, 2002 to $657.7 million outstanding during the comparable period for 2003. Average borrowings increased from $168.0 million during the three months ended March 31, 2002 to $169.2 million for the comparable 2003 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management. It is based upon the volume and type of lending conducted by the Company, the Company's charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2003 and 2002 of $406,000 and $258,000, respectively. Net loans charged off for the three-month periods ended March 31, 2003 and 2002 were $276,000 and $274,000, respectively. Management believes that the allowance for loan losses, which was $5.3 million or .70% of gross loans at March 31, 2003 is adequate.

Noninterest Income. Noninterest income increased $390,000 or 43.7% from $893,000 during the 2002 period to $1.3 million during the 2003 period. The increase was mainly due to a $225,000 increase in gain on sales of loans held for sale. The Company has decided to sell an increased number of fixed-rate residential mortgage loans it originates in the secondary market due to the low interest-rate environment.

Noninterest Expense. Noninterest expense increased by $678,000 or 19.7% from $3.4 million for the three-month period ended March 31, 2002 to $4.1 million for the three-month period ended March 31, 2003. The increase was primarily due to increases of $430,000 in salaries and employee benefits and $75,000 in occupancy expense related to the overall growth of the Company.

Income Taxes. The income tax provision increased from $1.3 million for the three-month period ended March 31, 2002 (an effective tax rate of 37.7%) to $1.4 million (an effective tax rate of 37.9%) for the corresponding period in 2003.

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

     Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2002. The Company does not believe that the interest rate swap entered into in September 2002 exposes the Company to significant interest rate risk.

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

     b.   Changes in internal controls.  The Company made no significant changes
          ----------------------------
          in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

Item 3. Defaults upon Senior Securities

     Not applicable

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

     *** Incorporated herein by reference into this document from the September 30, 1999 FFLC Bancorp, Inc. Form 10-Q filed November 3, 1999.

     (b) There was one Form 8-K filed during the three months ended March 31, 2003. On February 14, 2003, the Company filed a Form 8-K to announce the three-for-two common stock split effective February 28, 2003.

                               FFLC BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              FFLC BANCORP, INC.
                                                 (Registrant)





Date:  April 23, 2003                         By:  /s/ Stephen T. Kurtz
      ----------------                        ----------------------------------
                                              Stephen T. Kurtz, President and
                                              Chief Executive Officer





Date:  April 23, 2003                         By:  /s/ Paul K. Mueller
      ----------------                        ----------------------------------
                                              Paul K. Mueller,
                                              Executive Vice President
                                              and   Treasurer



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


        Date: April 23, 2003              By: /s/ Stephen T. Kurtz
              ---------------                 ----------------------------------
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



        Date: April 23, 2003              By: /s/ Paul K. Mueller
             ----------------                 ----------------------------------
                                              Paul K. Mueller,
                                              Executive Vice President
                                               and Treasurer