Form 10-Q
period 2003-06-30
FFLC BANCORP INC
filed 2003-07-24
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003


                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-    EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------

                         Commission file number 0-22608


                               FFLC BANCORP, INC.
                               ------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                                59-3204891
        --------                                                ----------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
-------------------------------------------------------------------   ----------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code  (352) 787-3311
                                                  ----------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act): Yes[_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate   the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $.01 per share      5,393,105 shares outstanding at July 21, 2003
--------------------------------------      ---------------------------------------------




                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       at June 30, 2003 (Unaudited) and at December 31, 2002....................................................2

     Condensed Consolidated Statements of Income (Unaudited) -
       Three and Six months ended June 30, 2003 and 2002........................................................3

     Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) -
       Six months ended June 30, 2003 and 2002................................................................4-5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six months ended June 30, 2003 and 2002................................................................6-7

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................8-13

     Review by Independent Certified Public Accountants........................................................14

     Report on Review by Independent Certified Public Accountants..............................................15

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................16-23

   Item 3.  Quantative and Qualitative Disclosures About Market Risk...........................................24

   Item 4.  Controls and Procedures............................................................................24

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................24

   Item 2.  Changes in Securities..............................................................................24

   Item 3.  Default upon Senior Securities.....................................................................24

   Item 4.  Submission of Matters to a Vote of Security Holders................................................25

   Item 5.  Other Information..................................................................................26

   Item 6.  Exhibits and Reports on Form 8-K...................................................................26

SIGNATURES.....................................................................................................27

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)



                                                                                    At                At
                                                                                 June 30,        December 31,
                                                                                 --------        ------------
                                                                                   2003              2002
                                                                                   ----              ----
            Assets                                                              (unaudited)

Cash and due from banks                                                         $  35,786            20,157
Interest-earning deposits                                                          27,411            49,237
                                                                                ---------           -------

            Cash and cash equivalents                                              63,197            69,394

Securities available for sale                                                      82,530            77,324
Loans, net of allowance for loan losses of $5,426 in 2003
    and $5,181 in 2002                                                            743,137           735,338
Accrued interest receivable                                                         3,846             4,181
Premises and equipment, net                                                        20,408            19,369
Foreclosed assets                                                                     718               626
Federal Home Loan Bank stock, at cost                                               6,900             7,700
Deferred income taxes                                                                 861               487
Other assets                                                                        1,337             1,402
                                                                                ---------           -------

            Total                                                               $ 922,934           915,821
                                                                                =========           =======

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                            24,606            18,867
    NOW and money-market accounts                                                 147,523           137,858
    Savings accounts                                                               25,886            25,403
    Certificates                                                                  484,042           485,930
                                                                                ---------           -------

            Total deposits                                                        682,057           668,058

Advances from Federal Home Loan Bank                                              133,000           149,000
Other borrowed funds                                                               17,287            14,303
Guaranteed preferred beneficial interest in junior subordinated debentures          5,000             5,000
Accrued expenses and other liabilities                                             11,117             8,398
                                                                                ---------           -------

            Total liabilities                                                     848,461           844,759
                                                                                ---------           -------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                             -                 -
    Common stock, $.01 par value, 15,000,000 shares authorized,
        6,393,103 in 2003 and 4,574,944 in 2002 shares issued                          64                46
    Additional paid-in-capital                                                     31,794            31,638
    Retained income                                                                62,045            58,409
    Accumulated other comprehensive income                                            484               636
    Treasury stock, at cost (1,000,048 shares in 2003 and
        991,669 shares in 2002)                                                   (19,914)          (19,667)
                                                                                ---------           -------

            Total stockholders' equity                                             74,473            71,062
                                                                                ---------           -------

            Total                                                               $ 922,934           915,821
                                                                                =========           =======





See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                   ($ in thousands, except per share amounts)




                                                     Three Months Ended                       Six Months Ended
                                                                June 30,                               June 30,
                                                                --------                               --------
                                                          2003           2002             2003             2002
                                                          ----           ----             ----             ----
Interest income:
    Loans                                            $   12,590          13,151          25,312          25,993
    Securities                                              537             779           1,125           1,540
    Other interest-earning assets                           202             184             469             424
                                                     ----------       ---------       ---------       ---------

            Total interest income                        13,329          14,114          26,906          27,957
                                                     ----------       ---------       ---------       ---------

Interest expense:
    Deposits                                              4,230           4,954           8,645          10,172
    Borrowed funds                                        2,087           2,330           4,214           4,603
                                                     ----------       ---------       ---------       ---------

            Total interest expense                        6,317           7,284          12,859          14,775
                                                     ----------       ---------       ---------       ---------

            Net interest income                           7,012           6,830          14,047          13,182

Provision for loan losses                                   388             613             794             871
                                                     ----------       ---------       ---------       ---------

            Net interest income after provision
                for loan losses                           6,624           6,217          13,253          12,311
                                                     ----------       ---------       ---------       ---------

Noninterest income:
    Deposit account fees                                    255             233             486             451
    Other service charges and fees                          702             433           1,286             914
    Net gain on sales of loans held for sale                359             126             630             152
    Other                                                   116              83             313             251
                                                     ----------       ---------       ---------       ---------

            Total noninterest income                      1,432             875           2,715           1,768
                                                     ----------       ---------       ---------       ---------

Noninterest expense:
    Salaries and employee benefits                        2,500           2,134           4,946           4,150
    Occupancy expense                                       702             585           1,350           1,158
    Data processing expense                                 280             240             553             492
    Professional services                                   120              95             223             197
    Advertising and promotion                               116             123             253             234
    Other                                                   545             420           1,060             810
                                                     ----------       ----------      ---------

            Total noninterest expense                     4,263           3,597           8,385           7,041
                                                     ----------       ----------      ---------       ---------

Income before income taxes                                3,793           3,495           7,583           7,038
                                                     ----------       ----------      ---------       ---------

            Income taxes                                  1,427           1,282           2,863           2,617

Net income                                           $    2,366           2,213           4,720           4,421
                                                     ==========       ==========      =========       =========

Basic income per share                               $      .44             .41             .88             .83
                                                     ==========       ==========      =========       =========

Weighted-average number of shares outstanding
    for basic                                         5.385.407       5,356,839       5,380,428       5,354,199
                                                     ==========       =========       =========       =========

Diluted income per share                             $      .43             .40             .86             .81
                                                     ==========       =========       =========       =========

Weighted-average number of shares outstanding
    for diluted                                       5,483,407       5,468,751       5,480,746       5,464,815
                                                     ==========       =========       =========       =========

Dividends per share                                  $      .10             .09             .20             .19
                                                     ==========       =========       =========       =========



See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                     Six Months Ended June 30, 2003 and 2002
                                ($ in thousands)




                                                   Common Stock                                          Accumulated
                                               ---------------------Additional                            Other           Total
                                            Number of                Paid-In   Treasury     Retained   Comprehensive   Stockholders'
                                            Shares       Amount     Capital      Stock       Income       Income          Equity
                                            ------       ------     -------      -----       ------       ------          ------

Balance at December 31, 2001                4,542,953      $ 45      31,355     (19,347)      51,575         440          64,068
                                                                                                                          ------

Comprehensive income:
  Net income (unaudited)                           -         -           -           -         4,421          -            4,421

  Change in unrealized gains on securities
     available for sale, net of income tax
     benefit of $23 (unaudited)                    -         -           -           -            -           38              38
                                                                                                                          ------

Comprehensive income (unaudited)                                                                                           4,459
                                                                                                                          ------

Net proceeds from the issuance of common
  stock, stock options exercised
  (unaudited)                                  21,796         1         168          -            -           -              169

Dividends paid   (unaudited)                                 -           -           -         (999)          -             (999)


Purchase of treasury stock, 7,961 shares
  (unaudited)                                      -         -           -         (188)          -           -             (188)
                                            ---------      ----      ------     -------       ------         ---          ------

Balance at June 30, 2002 (unaudited)        4,564,749      $ 46      31,523     (19,535)      54,997         478          67,509
                                            =========      ====      ======     =======       ======         ===          ======

                                                                                                                     (continued)

                                       4

                               FFLC BANCORP, INC.

                      Condensed Consolidated Statements of
             Changes in Stockholders' Equity (Unaudited), Continued

                     Six Months Ended June 30, 2003 and 2002
                                ($ in thousands)




                                                    Common Stock                                          Accumulated
                                               -------------------------- Additional                         Other           Total
                                             Number of                    Paid-In    Treasury  Retained  Comprehensive  Stockholders
                                              Shares             Amount   Capital      Stock    Income       Income          Equity
                                              ------             ------   -------      -----    ------       ------          ------

Balance at December 31, 2002                 4,574,944           $ 46     31,638     (19,667)    58,409        636          71,062
                                                                                                                            ------

Comprehensive income:
  Net income (unaudited)                            -               -         -           -       4,720          -           4,720

Change in unrealized gains on securities
       available for sale, net of income tax
       benefit of $51 (unaudited)                   -               -         -           -       -            (86)            (86)

  Change in unrealized loss on derivative
       instrument, net of income tax
       benefit of $41 (unaudited)                   -               -         -           -       -            (66)            (66)
                                                                                                                            ------

Comprehensive income (unaudited)                                                                                             4,568
                                                                                                                            ------
Net proceeds from the issuance of common
  stock, stock options exercised
  (unaudited)                                   25,890              -          174        -        -             -             174

Dividends paid (unaudited)                          -               -        -            -      (1,084)         -              -
(1,084)

Purchase of treasury stock, 8,379 shares
  (unaudited)                                       -               -         -         (247)       -            -            (247)

Three-for-two stock split (unaudited)        1,792,269             18        (18)         -         -            -              -
                                             ---------           ----     ------     -------     ------        ---          ------

Balance at June 30, 2003 (unaudited)         6,393,103           $ 64     31,794     (19,914)    62,045        484          74,473
                                             =========           ====     ======     =======     ======        ===          ======








See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                                                 Six Months Ended
                                                                                                           June 30,
                                                                                                   ----------------
                                                                                                2003           2002
                                                                                                ----           ----
Cash flows from operating activities:
    Net income                                                                             $    4,720          4,421
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Provision for loan losses                                                                 794            871
        Depreciation and amortization                                                             632            518
        Credit for deferred income taxes                                                         (282)          (146)
        Net amortization of premiums and discounts on securities                                  559             53
        Net amortization of deferred loan fees and costs                                          147             76
        Net gain on sales of loans held for sale                                                 (630)          (152)
        Loans originated for sale                                                             (41,851)        (6,727)
        Proceeds from sales of loans held for sale                                             42,412          9,144
        Decrease in accrued interest receivable                                                   335              2
        Decrease (increase) in other assets                                                        65           (342)
        Increase in accrued expenses and other liabilities                                      2,612          1,289
                                                                                           ----------        -------

                    Net cash provided by operating activities                                   9,513          9,007
                                                                                           ----------        -------

Cash flows from investing activities:
    Proceeds from principal repayments and maturities on securities available for sale         13,748          6,650
    Purchase of securities available for sale                                                 (19,650)       (15,325)
    Loan disbursements                                                                       (127,297)      (131,060)
    Principal repayments on loans                                                             117,889         83,220
    Purchase of premises and equipment, net                                                    (1,671)        (1,474)
    Redemption (purchase) of Federal Home Loan Bank stock                                         800           (500)
    Net proceeds from sales of foreclosed assets                                                  645            592
                                                                                           ----------        -------

                    Net cash used in investing activities                                     (15,536)       (57,897)
                                                                                           ----------        -------

Cash flows from financing activities:
    Net increase in deposits                                                                   13,999         51,403
    Net (decrease) increase in advances from Federal Home Loan Bank                           (16,000)        10,000
    Net increase in other borrowed funds                                                        2,984          2,653
    Issuance of common stock                                                                      174            169
    Purchase of treasury stock                                                                   (247)          (188)
    Cash dividends paid                                                                        (1,084)          (999)
                                                                                           ----------        -------

                    Net cash (used in)  provided by financing activities                         (174)        63,038
                                                                                           ----------        -------

Net (decrease) increase in cash and cash equivalents                                           (6,197)        14,148

Cash and cash equivalents at beginning of period                                               69,394         49,792
                                                                                           ----------        -------

Cash and cash equivalents at end of period                                                 $   63,197         63,940
                                                                                           ==========        =======


                                                                                                           (continued)

                               FFLC BANCORP, INC.

                                 (In thousands)


                                                                                                Six Months Ended
                                                                                                         June 30,
                                                                                                  --------------
                                                                                               2003          2002
                                                                                               ----          ----
Supplemental disclosures of cash flow information-
    Cash paid during the period for:
        Interest                                                                           $   12,900        14,907
                                                                                           ==========        ======

        Income taxes                                                                       $    3,383         2,780
                                                                                           ==========        ======

Noncash investing and financing activities:
    Accumulated other comprehensive income:
        Net change in unrealized gain on securities available for sale, net of tax         $      (86)           38
                                                                                           ==========        ======

        Net change in unrealized loss on derivative instrument, net of tax benefit         $      (66)           -
                                                                                           ==========        ======

    Transfer from loans to foreclosed assets                                               $      873           664
                                                                                           ==========        ======

    Loans originated on sales of foreclosed assets                                         $      136           141
                                                                                           ==========        ======

    Loans funded by and sold to correspondent                                              $    7,633         4,891
                                                                                           ==========        ======










See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc.(the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003 and the results of operations for the three- and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three-and six-month periods ended June 30, 2003, are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

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

2. Loans. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated (in thousands):



                                                              At June 30, 2003            At December 31, 2002
                                                              --------------------------  --------------------
                                                                               % of                       % of
                                                                Amount        Total        Amount          Total
                                                                ------        -----        ------          -----
      Mortgage loans:
          One-to-four-family residential *                   $ 382,990        49.95%    $ 395,116          52.23%
          Construction and land                                 34,618         4.52        30,792           4.07
          Multi-family units                                    21,767         2.84        22,796           3.01
          Commercial real estate, churches and other           150,532        19.63       140,770          18.61
                                                             ---------       ------     ---------         ------

              Total mortgage loans                             589,907        76.94       589,474          77.92

      Consumer loans                                           147,276        19.21       138,202          18.26
      Commercial loans                                          29,546         3.85        28,879           3.82
                                                             ---------       ------     ---------         ------

              Total loans (1)                                  766,729       100.00%      756,555         100.00%
                                                                             ======                       ======

      Undisbursed portion of loans in process                  (18,860)                   (16,770)
      Net deferred loan costs                                      694                        734
      Allowance for loan losses (2)                             (5,426)                    (5,181)
                                                             =========                  =========
              Loans, net                                     $ 743,137                  $ 735,338
                                                             =========                  =========

      * Includes $14.5 million and $14.4 million of loans held for sale at June 30, 2003 and December 31, 2002, respectively.

(1) Total loans outstanding by department consists of the following (in thousands):

                                                                      At
                                                      ----------------------------
                                                         June 30, 2003            December 31, 2002
                                                         ------------------------------------------
                                                                         % of                 % of
                                                          Amount        Total     Amount      Total
                                                          ------        -----     ------      -----

      Residential                                      $ 372,528        48.58%  $ 385,711      50.98%
      Commercial                                         244,019        31.83     229,930      30.39
      Consumer                                           150,182        19.59     140,914      18.63
                                                       ---------       ------   ---------     ------
                                                       $ 766,729       100.00%  $ 756,555     100.00%
                                                       =========       ======   =========     ======

                                                                                          (continued)


                               FFLC BANCORP, INC.

2.   Loans, Continued.

(2) Total allowance for loan losses by department consist of the following (in thousands):

                                                    At
                             -------------------------
                               June 30, 2003           December 31, 2002
                             ------------------------- -----------------
                                             % to                  % to
                                            Gross                 Gross
                              Amount        Loans       Amount    Loans
                              ------        -----       ------    -----

      Residential            $ 1,174         .32%      $ 1,175      .30%
      Commercial               3,126        1.28         2,949     1.28
      Consumer                 1,126         .75         1,057      .75
                             -------                   -------

                             $ 5,426         .71%      $ 5,181      .68%
                             =======         ===       =======      ===

     Total gross loans originated by department, including unfunded construction and line of credit loans, consist of the following (in thousands):

                                Three Months Ended             Six Months Ended
                                             June 30,                   June 30,
                                     ----------------            ---------------
                                  2003           2002         2003          2002
                                  ----           ----         ----          ----

      Residential              $ 51,578        40,076       96,591       70,953
      Commercial                 27,038        30,102       52,936       54,110
      Consumer                   26,274        24,378       47,247       42,481
                               --------        ------       ------       ------

                               $104,890        94,556      196,774      167,544
                               ========        ======      =======      =======

3. Loan Impairment and Loan Losses. The Company also prepares a quarterly review of the adequacy of the allowance for loan losses to identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                    Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                     ----------------------    -----------------
                                  2003          2002        2003          2002
                                  ----          ----        ----          ----

      Beginning balance         $ 5,311        4,273        5,181         4,289
      Provision for loan losses     388          613          794           871
      Net loans charged-off        (273)        (185)        (549)         (459)
                                -------        -----        -----         -----

      Ending balance            $ 5,426        4,701        5,426         4,701
                                =======        =====        =====         =====

                                                                     (continued)

                               FFLC BANCORP, INC.

   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


3. Loan Impairment and Loan Losses, Continued. The following summarizes the amount of impaired loans, all of which were collateral dependent (in thousands):




                                                                                                   At
                                                                                    -----------------
                                                                           June 30,       December 31,
                                                                           --------       ------------
                                                                             2003             2002
                                                                             ----             ----

         Loans identified as impaired:
             Gross loans with no related allowance for losses             $ 2,981               -
             Gross loans with related allowance for losses recorded           400              400
             Less:  Allowances on these loans                                 (50)             (50)
                                                                          -------              ---
         Net investment in impaired loans                                 $ 3,331              350
                                                                          =======              ===

     The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                                      Three Months Ended         Six Months Ended
                                                                              June 30,                   June 30,
                                                                    ------------------           ----------------
                                                                     2003         2002           2003        2002
                                                                     ----         ----           ----        ----

            Average net investment in impaired loans                $  594          -            518           19
                                                                    ======        ===            ===           ==

            Interest income recognized on impaired loans            $    7          -              9           -
                                                                    ======        ===            ===           ==

            Interest income received on impaired loans              $    7          -              9           -
                                                                    ======        ===            ===           ==

     Nonaccrual and past due loans were as follows (in thousands):


                                                                                               At
                                                                               ------------------
                                                                      June 30,       December 31,
                                                                      --------       ------------
                                                                        2003             2002
                                                                        ----             ----

            Nonaccrual loans                                           $ 5,170            2,592
            Accruing loans past due ninety days or more                     46                -
                                                                       -------            -----

                Total                                                  $ 5,216            2,592
                                                                       =======            =====

The increase in impaired and nonaccrual loans during 2003 mainly resulted from two loans to an agriculture borrower being identified as impaired and placed on nonaccrual status. Management estimates equity in the related collateral is sufficient and no loss is anticipated on these two loans.

                                                                     (continued)

                               FFLC BANCORP, INC.

   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


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

                                                                        Three Months Ended          Six Months Ended
                                                                               June 30,                     June 30,
                                                                      ---------------------------    ---------------
                                                                     2003          2002           2003          2002
Weighted-average shares of common stock issued and
           outstanding before adjustments for RRP and
           common stock options                                   5,389,510      5,360,942     5,384,531     5,358,302
        Adjustment to reflect the effect of unallocated
           RRP shares                                                (4,103)        (4,103)       (4,103)       (4,103)
                                                                 ----------      ---------     ---------     ---------

        Weighted-average shares for basic income per share        5,385,407      5,356,839     5,380,428     5,354,199

        Basic income per share                                   $      .44            .41           .88           .83
                                                                 ==========      =========     =========     =========

        Total weighted-average common shares and
           equivalents outstanding for basic income per
           share computation                                      5,385,407      5,356,839     5,380,428     5,354,199
                                                                 ==========      =========     =========     =========

        Additional dilutive shares using the average market
           value for the period utilizing the treasury stock
           method regarding stock options                            98,000        111,912       100,318       110,616
                                                                 ----------      ---------     ---------     ---------

        Weighted-average common shares and equivalents
           outstanding for diluted income per share               5,483,407      5,468,751     5,480,746     5,464,815
                                                                 ==========      =========     =========     =========

        Diluted income per share                                 $      .43            .40           .86           .81
                                                                 ==========      =========     =========     =========


5. Stock Split. On February 14, 2003, the Board of Directors declared a three-for-two stock split on all outstanding common shares for shareholders of record on February 28, 2003, which were distributed on March 14, 2003. Any fractional shares resulting from the split were paid in cash based on the closing price on the record date.

                                                                     (continued)

                               FFLC BANCORP, INC.

   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


6.Stock Option  Plans.  During 2002,   the Company  adopted  a new  stock option
     plan (the "2002 Plan") which authorizes the Company to issue up to 375,000 shares (adjusted) in connection with options granted to directors, officers or employees of the Company. The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the then current market value of the common stock at the grant date. No options have been granted under the 2002 Plan through June 30, 2003.

  The Company also has a 1993 stock option plan (the "1993 Plan") under which common shares are authorized to be issued in connection with options granted to directors, officers and employees of the Company. Options granted under the Plan are exercisable at the market price of the common stock at the date of grant. Such incentive stock options granted to officers and employees are exercisable in three equal annual installments, with the first installment becoming exercisable one year from the date of grant. Options granted to outside directors are exercisable immediately, but any common shares obtained from exercise of the options may not be sold prior to one year from the date of grant. All options expire at the earlier of ten years for officers and employees or twenty years for directors from the date of grant or one year following the date which the outside director, officer or employee ceases to serve in such capacity. At June 30, 2003, 50,571 options (adjusted) remain available under the 1993 Plan for future grant to directors, officers and employees.

  The following is a summary of stock option transactions during the six-month periods ended June 30, 2003 and 2002 (All options and option price per share information has been adjusted to reflect the three-for-two stock split in 2003):


                                                                       Weighted-
                                                        Range of        Average
                                           Number       Per Share      Per Share
     1993 Plan:                            of Options   Option Price     Price
     ----------                            ----------   ------------     -----

     Outstanding, December 31, 2001        200,312     $ 4.00-14.17      6.01
     Exercised                             (32,694)      4.00-10.83      4.54
                                           -------

     Outstanding, June 30, 2002            167,618     $ 4.00-14.17      6.37
                                           =======     ============      ====

     Outstanding, December 31, 2002        152,327       4.00-14.17      6.61
     Exercised                             (28,003)      4.00-11.75      5.50
                                           -------

     Outstanding, June 30, 2003            124,324     $ 4.00-14.17      6.97
                                           =======     ============      ====

                                                                     (continued)

                               FFLC BANCORP, INC.

6.Stock Option Plans, Continued
  No stock options were granted under the plans during the six-month periods ended June 30, 2003 or 2002. SFAS No. 123 requires pro forma fair value disclosures if the intrinsic value method is being utilized to value stock-based compensation awards. For purposes of pro forma disclosures, the estimated fair value of stock options granted is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income during the periods presented, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                                     Three Months Ended        Six Months Ended
                                                                              June 30,                     June 30,
                                                                     ------------------             ---------------
                                                                  2003            2002           2003          2002
                                                                  ----            ----           ----          ----

          Net income, as reported                               $ 2,366           2,213         4,720         4,421

          Deduct:  Total stock-based employee compensation
               determined under the fair value based method
               for all awards, net of related tax benefit         -                  (2)         -               (5)
                                                                -------           -----         -----         -----

          Proforma net income                                   $ 2,366           2,211         4,720         4,416
                                                                =======           =====         =====         =====

          Basic income per share:
               As reported                                      $   .44             .41           .88           .83
                                                                =======           =====         =====         =====

               Proforma                                         $   .44             .41           .88           .83
                                                                =======           =====         =====         =====

          Diluted income per share:
               As reported                                      $   .43             .40           .86           .81
                                                                =======           =====         =====         =====

               Proforma                                         $   .43             .40           .86           .81
                                                                =======           =====         =====         =====

7. Reclassifications. Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2003, and for the three- and six-month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiaries (the "Company") as of June 30, 2003, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON & SMITH PA
Orlando, Florida
July 9, 2003

                               FFLC BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


General

     FFLC Bancorp, Inc., (the "Holding Company") is the holding company for its three subsidiaries, First Federal Savings Bank of Lake County (the "Bank"), First Alliance Title, LLC and FFLC Statutory Trust I and the Bank's wholly-owned subsidiary, Lake County Service Corporation ("LCSC") (together, the "Company"). The Company's consolidated results of operations are primarily those of the Bank.

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

     The Bank has 14 full-service banking facilities in Lake, Sumter, Citrus and Marion Counties, Florida. The Bank is in the process of constructing two new branches, one in Citrus County and the other in Sumter County.

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

                               FFLC BANCORP, INC.


Capital Resources

     The Bank's primary sources of funds include proceeds from payments and prepayments on mortgage loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposits and advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The Bank's exposure to credit loss in the event of nonperformance by the other party to the off-balance-sheet financial instrument is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the contractual amounts of the Bank's financial instruments with off-balance-sheet risk at June 30, 2003 follows (in thousands):

        Commitments to extend credit                        $ 28,382
                                                            ========
        Unused lines of credit                              $ 58,420
                                                            ========
        Undisbursed portion of loans in process             $ 18,860
                                                            ========
        Standby letters of credit                           $  3,440
                                                            ========

     The Bank believes that it will have sufficient funds available to meet its commitments. At June 30, 2003, certificates of deposit which were scheduled to mature in one year or less totaled $262.5 million. Based on past experience, management believes, that a significant portion of those funds will remain with the Bank.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of June 30, 2003, the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


     As of June 30, 2003, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and percentages at June 30, 2003 are also presented in the table.

                                                                                                    To Be Well
                                                                           Minimum                 Capitalized
                                                                       For Capital                  For Prompt
                                                                          Adequacy           Corrective Action
                                                  Actual                  Purposes                  Provisions
                                                  ------                  --------                  ----------
                                           %      Amount             %      Amount               %      Amount
                                           -      ------             -      ------               -      ------
                                                                                     ($ in thousands)
    Stockholders' equity,
        and ratio to total
        assets                           8.2%   $  76,015
    Less: investment in
        nonincludable
        subsidiary                                   (551)
    Less: unrealized gain on
        securities available for sale                (667)
                                                   ------

    Tangible capital,
        and ratio to adjusted
        total assets                     8.1%   $  74,797           1.5%    $ 13,830
                                                =========                   ========

    Tier 1 (core) capital, and
        ratio to adjusted total
        assets                           8.1%   $  74,797           3.0%    $ 27,660            5.0%    $ 46,100
                                                =========                   ========                    ========

    Tier 1 capital, and ratio
        to risk-weighted assets         12.2%      74,797           4.0%    $ 24,517            6.0%    $ 36,776
                                                                            ========                    ========

    Tier 2 capital (allowance for
        loan losses)                                5,350
                                                ---------

    Total risk-based capital,
        and ratio to risk-
        weighted assets                 13.1%   $  80,147           8.0%    $ 49,034           10.0%    $ 61,293
                                                =========                   ========                    ========

    Total assets                                $ 923,226
                                                =========


    Adjusted total assets                       $ 922,007
                                                =========

    Risk-weighted assets                        $ 612,927
                                                =========

                               FFLC BANCORP, INC.

     The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                    Six Months                            Six Months
                                                                       Ended           Year Ended            Ended
                                                                     June 30,         December 31,         June 30,
                                                                     --------         ------------         --------
                                                                       2003               2002               2002
        Average equity as a percentage
           of average assets                                            7.86%              7.67%            7.83%

        Total equity to total assets at end of period                   8.07%              7.76%            7.57%

        Return on average assets (1)                                    1.01%              1.00%            1.05%

        Return on average equity (1)                                   12.87%             13.05%           13.38%

        Noninterest expense to average assets (1)                       1.80%              1.68%            1.67%

        Nonperforming assets to total assets
           at end of period                                              .64%               .35%             .22%

        Operating efficiency ratio (1)                                 50.02%             48.23%           47.10%

(1)   Annualized for the six months ended June 30, 2003 and 2002.

                                                                           At               At              At
                                                                        June 30,       December 31,       June 30,
                                                                          2003             2002            2002
                                                                          ----             ----            ----
   Weighted-average interest rates:
        Interest-earning assets:
           Loans                                                            6.74%          7.10%            7.33%
           Securities                                                       4.24%          4.45%            4.68%
           Other interest-earning assets                                    1.76%          1.77%            2.70%
                Total interest-earning assets                               6.31%          6.52%            6.94%
        Interest-bearing liabilities:
           Interest-bearing deposits                                        2.57%          2.78%            3.41%
           Borrowed funds                                                   5.09%          5.38%            5.16%
                Total interest-bearing liabilities                          2.96%          3.29%            3.80%
        Interest-rate spread                                                3.35%          3.23%            3.14%

Changes in Financial Condition

Total assets increased $7.1 million or .8%, from $915.8 million at December 31, 2002 to $922.9 million at June 30, 2003 primarily as a result of a $7.8 million increase in net loans and an increase in securities available for sale of $5.2 million, partially offset by a decrease in cash and cash equivalents of $6.2 million. Deposits increased $14.0 million from $668.1 million at December 31, 2002 to $682.1 million at June 30, 2003. Advances from the Federal Home Loan Bank decreased $16.0 million from $149.0 million at December 31, 2002 to $133.0 million at June 30, 2003. The $3.4 million net increase in stockholders' equity during the six months ended June 30, 2003 resulted from net income of $4.7 million and proceeds of $174,000 from stock options exercised, partially offset by repurchases of the Company's stock of $247,000, dividends paid of $1.1 million and a $152,000, net of tax benefit decrease in accumulated other comprehensive income.

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

                                                                                           Three Months Ended June 30,
                                                                                           ---------------------------
                                                                               2003                               2002
                                                                  ----------------                   -----------------
                                                                  Interest    Average                Interest   Average
                                                        Average      and      Yield/       Average      and      Yield/
                                                        Balance   Dividends    Cost        Balance   Dividends    Cost
                                                        -------   ---------    ----        -------   ---------    ----
                                                                                       ($ in Thousands)
Interest-earning assets:
    Loans                                            $  745,201    12,590      6.76%     $ 717,233     13,151     7.33%
    Securities                                           85,725       537      2.51         76,542        779     4.07
    Other interest-earning assets (1)                    49,419       202      1.63         18,696        184     3.94
                                                        -------    ------                ---------     ------

        Total interest-earning assets                   880,345    13,329      6.06        812,471     14,114     6.95
                                                                   ------                              ------

Noninterest-earning assets                               54,826                             42,125
                                                        -------                            -------

        Total assets                                 $  935,171                          $ 854,596
                                                        =======                            =======

Interest-bearing liabilities:
    NOW and money-market accounts                       148,599       217       .58        125,838        405     1.29
    Savings accounts                                     25,835        40       .62         22,896         57     1.00
    Certificates                                        487,400     3,973      3.26        438,890      4,492     4.09
    Federal Home Loan Bank advances                     141,582     1,963      5.55        160,044      2,253     5.63
    Other borrowed funds                                 21,226       124      2.34         15,785         77     1.95
                                                        -------    ------                  -------     ------

        Total interest-bearing liabilities              824,642     6,317      3.06        763,453      7,284     3.82
                                                                   ------                              ------

Noninterest-bearing deposits                             24,639                             15,985
Noninterest-bearing liabilities                          11,280                              8,262
Stockholders' equity                                     74,610                             66,896
                                                        -------                            -------

        Total liabilities and
            stockholders' equity                      $ 935,171                          $ 854,596
                                                        =======                            =======

Net interest income                                               $ 7,012                             $ 6,830
                                                                   ======                              ======

Interest-rate spread (2)                                                       3.00%                              3.13%
                                                                               ====                               ====

Net interest-earning assets,
    net margin (3)                                   $   55,703                3.19%     $  49,018                3.36%
                                                        =======                ====        =======                ====
Ratio of interest-earning assets to
    interest-bearing liabilities                           1.07                               1.06
                                                           ====                               ====


(1)  Includes interest-bearing deposits and Federal Home Loan Bank stock.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net margin is annualized net interest income divided by average interest-earning assets.

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



                                                                                              Six Months Ended June 30,
                                                                           --------------------------------------------
                                                                               2003                               2002
                                                                    ---------------------------      -----------------
                                                                   Interest   Average                Interest   Average
                                                       Average        and     Yield/       Average      and      Yield/
                                                       Balance     Dividends   Cost        Balance   Dividends    Cost
                                                       -------     ---------   ----        -------   ---------    ----
                                                                                              ($ in Thousands)
Interest-earning assets:
    Loans                                             $ 739,305      25,312     6.85%    $ 703,908     25,993     7.39%
    Securities                                           83,188       1,125     2.70        74,891      1,540     4.11
    Other interest-earning assets (1)                    57,915         469     1.62        25,122        424     3.38
                                                      ---------     -------              ---------    -------

        Total interest-earning assets                   880,408      26,906     6.11       803,921     27,957     6.96
                                                                    -------                           -------

Noninterest-earning assets                               52,791                             40,319
                                                      ---------                          ---------

        Total assets                                  $ 933,199                          $ 844,240
                                                      =========                          =========

Interest-bearing liabilities:
    NOW and money-market accounts                       146,099         454     .62        122,941        805     1.31
    Savings accounts                                     25,781          81     .63         22,637        113     1.00
    Certificates                                        488,355       8,110    3.32        437,139      9,254     4.23
    Federal Home Loan Bank advances                     145,271       3,965    5.46        157,039      4,455     5.67
    Other borrowed funds                                 20,697         249    2.41         14,904        148     1.99
                                                      ---------     -------              ---------    -------

        Total interest-bearing liabilities              826,203      12,859    3.11        754,660     14,775     3.92
                                                                    -------                           -------
Noninterest-bearing deposits                             22,926                             15,488
Noninterest-bearing liabilities                          10,747                              7,996
Stockholders' equity                                     73,323                             66,096
                                                      ---------                          ---------

        Total liabilities and stockholders' equity    $ 933,199                          $ 844,240
                                                      =========                          =========

Net interest income                                                 $14,047                           $13,182
                                                                    =======                           =======

Interest-rate spread (2)                                                       3.00%                              3.04%
                                                                               ====                               ====

Net interest-earning assets,
    net margin (3)                                    $  54,205                3.19%     $  49,261                3.28%
                                                      =========                ====      =========                ====

Ratio of interest-earning assets to
    interest-bearing liabilities                           1.07                               1.07
                                                           ====                               ====


(1)  Includes interest-bearing deposits and Federal Home Loan Bank stock.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net margin is annualized net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended June 30, 2003 and 2002


General Operating Results. Net income for the three-month period ended June 30, 2003 was $2.4 million, or $.44 per basic share and $.43 per diluted share, compared to $2.2 million, or $.41 per basic share and $.40 per diluted share, for the comparable period in 2002. All per share information has been adjusted to reflect the three-for-two stock split in 2003. The increase in net income was primarily a result of an increase of $182,000 in net interest income, an increase of $557,000 in noninterest income and a decrease in the provision for loan losses of $225,000, partially offset by an increase of $666,000 in noninterest expense.

Interest Income. Interest income decreased $785,000 to $13.3 million for the three-month period ended June 30, 2003. The decrease was due to a decrease in the average yield earned on interest-earning assets from 6.95% for the three months ended June 30, 2002 to 6.06% for the three months ended June 30, 2003, partially offset by a $67.9 million or 8.4% increase in average interest-earning assets outstanding for the three months ended June 30, 2003 compared to the 2002 period.

Interest Expense. Interest expense decreased $967,000 or 13.3%, from $7.3 million for the three-month period ended June 30, 2002 to $6.3 million for the three-month period ended June 30, 2003. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.82% for the three months ended June 30, 2002 to 3.06% for the comparable 2003 period, partially offset by an increase of $61.2 million in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased $74.2 million from $587.6 million outstanding during the three months ended June 30, 2002 to $661.8 million outstanding during the comparable period for 2003. Average borrowings decreased $13.0 million from $175.8 million during the three months ended June 30, 2002 to $162.8 million for the comparable 2003 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management. It is based upon the volume and type of lending conducted by the Company, the Company's charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2003 and 2002 of $388,000 and $613,000, respectively. Net loans charged off for the three-month periods ended June 30, 2003 and 2002 were $273,000 and $185,000, respectively. Management believes that the allowance for loan losses, which was $5.4 million or .71% of gross loans at June 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $557,000 or 63.7% from $875,000 during the 2002 period to $1.4 million during the 2003 period. The increase was partly due to a $233,000 increase in gain on sales of loans held for sale. The Company has decided to sell an increased number of fixed-rate residential mortgage loans it originates in the secondary market due to the low interest-rate environment.

Noninterest Expense. Noninterest expense increased by $666,000 or 18.5% from $3.6 million for the three-month period ended June 30, 2002 to $4.3 million for the three-month period ended June 30, 2003. The increase was primarily due to increases of $366,000 in salaries and employee benefits and $117,000 in occupancy expense related to the overall growth of the Company.

Income Taxes. The income tax provision increased from $1.3 million for the three-month period ended June 30, 2002 (an effective tax rate of 36.7%) to $1.4 million (an effective tax rate of 37.6%) for the corresponding period in 2003.

                               FFLC BANCORP, INC.

        Comparison of the Six-Month Periods Ended June 30, 2003 and 2002


General Operating Results. Net income for the six-month period ended June 30, 2003 was $4.7 million, or $.88 per basic share and $.86 per diluted share, compared to $4.4 million, or $.83 per basic share and $.81 per diluted share, for the comparable period in 2002. All per share information has been adjusted to reflect the three-for-two stock split in 2003. The increase in net income was primarily a result of an increase of $865,000 in net interest income and an increase of $947,000 in noninterest income, partially offset by an increase of $1.3 million in noninterest expense.

Interest Income. Interest income decreased $1.1 million to $26.9 million for the six-month period ended June 30, 2003. The decrease was due to a decrease in the average yield earned on interest-earning assets from 6.96% for the six months ended June 30, 2002 to 6.11% for the six months ended June 30, 2003, partially offset by a $76.5 million or 9.5% increase in average interest-earning assets outstanding for the six months ended June 30, 2003 compared to the 2002 period.

Interest Expense.  Interest expense  decreased $1.9 million or 13.0%, from $14.8 million for the six-month period ended June 30, 2002 to $12.9 million for the six-month period ended June 30, 2003. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.92% for the six months ended June 30, 2002 to 3.11% for the comparable 2003 period, partially offset by an increase of $71.5 million in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased $77.5 million from $582.7 million outstanding during the six months ended June 30, 2002 to $660.2 million outstanding during the comparable period for 2003. Average borrowings decreased $6.0 million from $172.0 million during the six months ended June 30, 2002 to $166.0 million for the comparable 2003 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management. It is based upon the volume and type of lending conducted by the Company, the Company's charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2003 and 2002 of $794,000 and $871,000, respectively. Net loans charged off for the six-month periods ended June 30, 2003 and 2002 were $549,000 and $459,000, respectively. Management believes that the allowance for loan losses, which was $5.4 million or .71% of gross loans at June 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $947,000 or 53.6% from $1.8 million during the 2002 period to $2.7 million during the 2003 period. The increase was mainly due to a $478,000 increase in gain on sales of loans held for sale. The Company has decided to sell an increased number of fixed-rate residential mortgage loans it originates in the secondary market due to the low interest-rate environment.

Noninterest Expense. Noninterest expense increased by $1.4 million or 19.1% from $7.0 million for the six-month period ended June 30, 2002 to $8.4 million for the six-month period ended June 30, 2003. The increase was primarily due to increases of $796,000 in salaries and employee benefits and $192,000 in occupancy expense related to the overall growth of the Company.

Income Taxes. The income tax provision increased from $2.6 million for the six-month period ended June 30, 2002 (an effective tax rate of 37.2%) to $2.9 million (an effective tax rate of 37.8%) for the corresponding period in 2003.

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

Item 3. Defaults upon Senior Securities

     Not applicable

                               FFLC BANCORP, INC.



Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders (the "Annual Meeting") of FFLC Bancorp, Inc. was held on May 8, 2003, to consider: (i) the election of three directors each for a term of three years, (ii) approval of the amendment of the Articles of Incorporation and (iii) the ratification of the appointment of the Company's independent auditors for the year ending December 31, 2003. At the Annual Meeting, incumbent Directors Joseph J. Junod, Claron D. Wagner and Paul K. Mueller, were reelected. The terms of Directors Howard
     H. Hewitt, H.D. Robuck, Jr., Stephen T. Kurtz, James P. Logan and Ted R. Ostrander, Jr. continued after the Annual Meeting.

     At the Annual Meeting, 4,550,473 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:


     Proposal I.

     The election of three directors, each for a term of three years:



                                                                  Abstentions
                                                                  and Broker
                                 For       Withheld   Against      Nonvotes
                                 ---       --------   -------      --------

       Claron D. Wagner       4,291,974     258,499      -            -
                              =========     =======   =======     ===========

       Joseph J. Junod        4,294,678     255,795      -            -
                              =========     =======   =======     ===========

       Paul K. Mueller        4,293,055     257,418      -            -
                              =========     =======   =======     ===========

     Proposal II:

     To amend the Articles of Incorporation to increase the number of authorized common shares from 9,000,000 to 15,000,000:

                                                                  Abstentions
                                                                  and Broker
                                 For       Withheld   Against      Nonvotes
                                 ---       --------   -------      --------

                              4,206,782        -      319,532       24,159
                              =========     =======   =======     ===========

     Proposal III:

     To ratify the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the year ending December 31, 2003:

                                                                  Abstentions
                                                                  and Broker
                                 For        Withheld  Against     Nonvotes
                                 ---        --------  -------     --------

                              4,533,171      -            902        16,400
                              =========     =======   =======     ===========

                               FFLC BANCORP, INC.



Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report.

          3.1  Certificate of Incorporation of FFLC Bancorp, Inc.*
          3.2  Bylaws of FFLC Bancorp, Inc. ***
          4.0  Stock Certificate of FFLC Bancorp, Inc.*
          10.1 First Federal Savings Bank of Lake County Recognition and Retention Plan**
          10.2 First Federal Savings Bank of Lake County Recognition and Retention Plan for Outside Directors**
          10.3 FFLC Bancorp, Inc. Incentive Stock Option Plans for Officers and Employees**
          10.4 FFLC Bancorp, Inc. Stock Option Plan for Outside Directors**
          99.1 CEO Certification
          99.2 CFO Certification
          99.3 CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
          99.4 CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

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

     (b) The following Form 8-K's were filed during the three-month period ended June 30, 2003:

          On April 11, 2003, the Company filed a Form 8-K to disclose that the Company had issued a press release to announce the Company's first quarter earnings and declaration of a dividend.

          On June 16, 2003, the Company filed a Form 8-K to disclose that the Company had issued a press release to announce that the Company was slated to join the Russell 3000 Index.

                               FFLC BANCORP, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:   July 11, 2003

                                           FFLC Bancorp Inc.
                                   By:     /s/ Stephen T. Kurtz
                                           -------------------------------------
                                   Name:   Stephen T. Kurtz
                                   Title:  President and Chief Executive Officer
                                   By:
                                           /s/ Paul K. Mueller
                                           -------------------------------------
                                   Name:   Paul K. Mueller
                                   Title:  Executive Vice President and Chief
                                           Financial Officer