Form 10-Q
period 2003-09-30
FFLC BANCORP INC
filed 2003-10-29
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 2003

                                       OR

---- TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------

                         Commission file number 0-22608


                               FFLC BANCORP, INC.
                               ------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                          59-3204891
---------------------------------                        -------------------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)


800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
-------------------------------------------------------------------   ----------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code  (352) 787-3311
                                                    ---------------

Former Name,former Address and Former Fiscal Year, if Changed Since Last Report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act): Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     Common stock, par value $.01 per share
                     --------------------------------------

                5,393,880 shares outstanding at October 28, 2003
                ------------------------------------------------

                                                                  CONFORMED COPY

                               FFLC BANCORP, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                                             Page
                                                                                          ----
   Item 1. Financial Statements Page
     Condensed Consolidated Balance Sheets -
     at September 30, 2003 (Unaudited) and at December 31, 2002..............................2

     Condensed Consolidated Statements of Income (Unaudited) -
     Three and Nine months ended September 30, 2003 and 2002.................................3

     Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) -
     Nine months ended September 30, 2003 and 2002.........................................4-5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Nine months ended September 30, 2003 and 2002.........................................6-7

     Notes to Condensed Consolidated Financial Statements (Unaudited).....................8-13

     Review by Independent Certified Public Accountants.....................................14

     Report on Review by Independent Certified Public Accountants...........................15

   Item 2. Management's  Discussion and Analysis of Financial Condition and Results
           of Operations.................................................................16-23

   Item 3.  Quantative and Qualitative Disclosures About Market Risk........................24

   Item 4.  Controls and Procedures.........................................................24

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................................24

   Item 2.  Changes in Securities...........................................................24

   Item 3.  Default upon Senior Securities..................................................24

   Item 4.  Submission of Matters to a Vote of Security Holders.............................25

   Item 5.  Other Information...............................................................25

   Item 6.  Exhibits and Reports on Form 8-K................................................25

SIGNATURES..................................................................................26





                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)



                                                                                   At             At
                                                                              September 30,    December 31,
                                                                              -------------    ------------
                                                                                  2003           2002
                                                                                  ----           ----
            Assets                                                             (unaudited)

Cash and due from banks                                                       $   33,590         20,157
Interest-earning deposits                                                         41,926         49,237
                                                                              -------------    ------------

            Cash and cash equivalents                                             75,516         69,394

Securities available for sale                                                     78,601         77,324
Loans, net of allowance for loan losses of $5,411 in 2003
    and $5,181 in 2002                                                           737,430        735,338
Accrued interest receivable                                                        3,454          4,181
Premises and equipment, net                                                       20,730         19,369
Foreclosed assets                                                                    727            626
Federal Home Loan Bank stock, at cost                                              6,900          7,700
Deferred income taxes                                                                962            487
Other assets                                                                       1,364          1,402
                                                                              -------------    ------------

            Total                                                             $  925,684        915,821
                                                                              =============   =============

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                           26,402         18,867
    NOW and money-market accounts                                                153,888        137,858
    Savings accounts                                                              26,023         25,403
    Certificates                                                                 479,186        485,930
                                                                              -------------    ------------

            Total deposits                                                       685,499        668,058

Advances from Federal Home Loan Bank                                             133,000        149,000
Other borrowed funds                                                              15,152         14,303
Guaranteed preferred beneficial interest in junior subordinated debentures         5,000          5,000
Accrued expenses and other liabilities                                            11,151          8,398
                                                                              -------------    ------------

            Total liabilities                                                    849,802        844,759
                                                                              -------------    ------------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                               -              -
    Common stock, $.01 par value, 15,000,000 shares authorized,
        6,393,928 in 2003 and 4,574,944 in 2002 shares issued                         64             46
    Additional paid-in-capital                                                    31,811         31,638
    Retained income                                                               63,638         58,409
    Accumulated other comprehensive income                                           283            636
    Treasury stock, at cost (1,000,048 shares in 2003 and
        991,669 shares in 2002)                                                  (19,914)       (19,667)
                                                                              -------------    ------------

            Total stockholders' equity                                            75,882         71,062
                                                                              -------------    ------------

            Total                                                              $ 925,684        915,821
                                                                              =============   =============



     See accompanying Notes to Condensed Consolidated Financial Statements.



                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                   ($ in thousands, except per share amounts)



                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                          -----------------------    ------------------------
                                                             2003         2002          2003           2002
Interest income:                                          ---------    ----------    ----------    ----------
    Loans                                                 $  12,264        13,300        37,576        39,293
    Securities                                                  482           782         1,607         2,322
    Other interest-earning assets                               160           298           629           722

            Total interest income                            12,906        14,380        39,812        42,337
                                                          ---------    ----------    ----------    ----------
Interest expense:
    Deposits                                                  3,916         5,225        12,561        15,397
    Borrowed funds                                            2,010         2,352         6,224         6,955
                                                          ---------    ----------    ----------    ----------

            Total interest expense                            5,926         7,577        18,785        22,352
                                                          ---------    ----------    ----------    ----------

            Net interest income                               6,980         6,803        21,027        19,985

Provision for loan losses                                       330           399         1,124         1,270
                                                          ---------    ----------    ----------    ----------

            Net interest income after provision
                for loan losses                               6,650         6,404        19,903        18,715
                                                          ---------    ----------    ----------    ----------

Noninterest income:
    Deposit account fees                                        276           245           762           696
    Other service charges and fees                              670           430         1,956         1,344
    Net gain on sales of loans held for sale                    381            73         1,011           225
    Other                                                       138           114           451           365
                                                          ---------    ----------    ----------    ----------

            Total noninterest income                          1,465           862         4,180         2,630
                                                          ---------    ----------    ----------    ----------

Noninterest expense:
    Salaries and employee benefits                            2,624         2,254         7,570         6,404
    Occupancy   expense                                         704           630         2,054         1,788
    Data processing expense                                     333           238           886           730
    Professional services                                       123           115           346           312
    Advertising and promotion                                   111           105           364           339
    Other                                                       540           432         1,600         1,242
                                                          ---------    ----------    ----------    ----------

            Total noninterest expense                         4,435         3,774        12,820        10,815
                                                          ---------    ----------    ----------    ----------

Income before income taxes                                    3,680         3,492        11,263        10,530

            Income taxes                                      1,387         1,315         4,250         3,932
                                                          ---------    ----------    ----------    ----------

Net income                                                $   2,293         2,177         7,013         6,598
                                                          =========    ==========    ==========    ==========

Basic income per share                                    $     .42           .41          1.30          1.23
                                                          =========    ==========    ==========    ==========

Weighted-average number of shares outstanding
    for basic                                             5,389,768     5,365,227     5,383,140     5,357,775
                                                          =========    ==========    ==========    ==========

Diluted income per share                                  $     .42           .40          1.28          1.21
                                                          =========    ==========    ==========    ==========

Weighted-average number of shares outstanding
    for diluted                                           5,482,560     5,471,244     5,481,431     5,466,338
                                                          =========    ==========    ==========    ==========

Dividends per share                                       $     .13           .09           .33           .28
                                                          =========    ==========    ==========    ==========


     See accompanying Notes to Condensed Consolidated Financial Statements


                               FFLC BANCORP, INC.

 Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                  Nine Months Ended September 30, 2003 and 2002
                                ($ in thousands)




                                                Common Stock                                            Accumulated
                                         -----------------------  Additional                               Other           Total
                                           Number of               Paid-In      Treasury    Retained   Comprehensive   Stockholders'
                                            Shares       Amount    Capital        Stock      Income       Income          Equity
                                         ------------   --------  ----------    --------   ---------   -------------   -------------
Balance at December 31, 2001                4,542,953   $     45      31,355     (19,347)     51,575             440       64,068

Comprehensive income:
  Net income (unaudited)                           --         --          --          --       6,598              --        6,598

  Change in unrealized gains on securities
       available for sale, net of income taxes
       of $111 (unaudited)                         --         --          --          --          --             184          184

  Change in unrealized loss on derivative
       instrument, net of income tax
       benefit of $27 (unaudited)                  --         --          --          --          --             (45)         (45)
                                                                                                                       -------------
Comprehensive income (unaudited)                                                                                            6,737
                                                                                                                       -------------
Net proceeds from the issuance of common
  stock, stock options exercised
  (unaudited)                                  28,741          1         249          --          --              --          250

Dividends paid   (unaudited)                       --         --          --          --      (1,500)             --       (1,500)

Purchase of treasury stock, 11,871 shares
  (unaudited)                                      --         --          --        (298)         --              --         (298)
                                         ------------   --------  ----------    --------   ---------   -------------   -------------

Balance at September 30, 2002 (unaudited)   4,571,694   $     46      31,604     (19,645)     56,673             579       69,257
                                         ============   ========  ==========    ========   =========   =============   =============

                                                                     (continued)


                               FFLC BANCORP, INC.

Condensed   Consolidated   Statements   of  Changes  in   Stockholders'   Equity
                             (Unaudited), Continued

                  Nine Months Ended September 30, 2003 and 2002
                                ($ in thousands)



                                                Common Stock                                            Accumulated
                                         -----------------------  Additional                               Other           Total
                                           Number of               Paid-In      Treasury    Retained   Comprehensive   Stockholders'
                                            Shares       Amount    Capital        Stock      Income       Income          Equity
                                         ------------   --------  ----------    --------   ---------   -------------   -------------

Balance at December 31, 2002              4,574,944     $     46       31,638     (19,667)     58,409          636          71,062
                                                                                                                       -------------
Comprehensive income:
  Net income (unaudited)                           --         --          --          --      7,013               --         7,013

Change in unrealized gains on securities
       available for sale, net of income tax
       benefit of $203 (unaudited)                 --         --          --          --          --        (336)           (336)

  Change in unrealized loss on derivative
       instrument, net of income tax
       benefit of $10 (unaudited)                  --         --          --          --          --         (17)            (17)
                                                                                                                       -------------

Comprehensive income (unaudited)                                                                                           6,660
                                                                                                                       -------------

Net proceeds from the issuance of common
  stock, stock options exercised
  (unaudited)                                26,715           --         191          --          --              --         191

Dividends paid (unaudited)                         --         --          --          --      (1,784)             --      (1,784)

Purchase of treasury stock, 8,379 shares
  (unaudited)                                     --          --          --        (247)         --              --        (247)

Three-for-two stock split (unaudited)     1,792,269          18          (18)         --          --              --           --
                                         ------------   --------  ----------    --------   ---------   -------------   -------------

Balance at September 30, 2003 (unaudited) 6,393,928     $     64       31,811     (19,914)     63,638          283          75,882
                                         ============   ========  ==========    ========   =========   =============   =============


     See accompanying Notes to Condensed Consolidated Financial Statements.


                                                   FFLC BANCORP, INC.

                               Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                     (In thousands)



                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  -------------------
                                                                                     2003       2002
Cash flows from operating activities:                                             ---------  --------
    Net income                                                                    $   7,013     6,598
    Adjustments to reconcile net income to net cash provided by operations:
        Provision for loan losses                                                     1,124     1,270
        Depreciation and amortization                                                   989       781
        Credit for deferred income taxes                                               (262)     (169)
        Net amortization of premiums and discounts on securities                        912       130
        Net amortization of deferred loan fees and costs                                216       (83)
        Net gain on sales of loans held for sale                                     (1,011)     (225)
        Loans originated for sale                                                   (69,173)  (18,769)
        Proceeds from sales of loans held for sale                                   71,767    14,710
        Decrease in accrued interest receivable                                         727        66
        Decrease (increase) in other assets                                              38      (372)
        Increase in accrued expenses and other liabilities                            2,726     4,122
                                                                                  ---------  --------
                 Net cash provided by operating activities                           15,066     8,059
                                                                                  ---------  --------
Cash flows from investing activities:
    Proceeds from principal repayments and maturities on securities
        available for sale                                                           27,754    11,183
    Purchase of securities available for sale                                       (30,482)  (33,067)
    Loan disbursements                                                             (186,426) (170,865)
    Principal repayments on loans                                                   180,129   116,586
    Purchase of premises and equipment, net                                          (2,350)   (5,209)
    Redemption (purchase) of Federal Home Loan Bank stock                               800      (500)
    Net proceeds from sales of foreclosed assets                                      1,181     1,035
                                                                                  ---------  --------
                    Net cash used in investing activities                            (9,394)  (80,837)
                                                                                  ---------  --------
                                                                                          (continued)





                               FFLC BANCORP, INC.

     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
                                 (In thousands)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                     -------------------
                                                                                       2003       2002
Cash flows from financing activities:                                                --------   --------
    Net increase in deposits                                                         $ 17,441     71,076
    Net (decrease) increase in advances from Federal Home Loan Bank                   (16,000)    10,000
    Net increase in other borrowed funds                                                  849      2,523
    Increase in guaranteed preferred beneficial interest in junior
        subordinated debentures                                                            --      5,000
    Issuance of common stock                                                              191        250
    Purchase of treasury stock                                                           (247)      (298)
    Cash dividends paid                                                                (1,784)    (1,500)
                                                                                     --------   --------
                Net cash provided by financing activities                                 450     87,051
                                                                                     --------   --------

Net increase in cash and cash equivalents                                               6,122     14,273

Cash and cash equivalents at beginning of period                                       69,394     49,792
                                                                                     --------   --------

Cash and cash equivalents at end of period                                           $ 75,516     64,065
                                                                                     ========   ========
Supplemental disclosures of cash flow information-
    Cash paid during the period for:
        Interest                                                                     $ 18,891     22,503
                                                                                     ========   ========

        Income taxes                                                                 $  4,908      4,204
                                                                                     ========   ========

Noncash investing and financing activities:
    Accumulated other comprehensive income:
        Net change in unrealized gain on securities available for sale, net of tax   $   (336)       184
                                                                                     ========   ========

        Net change in unrealized loss on derivative instrument, net of tax$               (17)       (45)
                                                                                     ========   ========

    Transfers from loans to foreclosed assets                                        $  1,418      1,097
                                                                                     ========   ========

    Loans originated on sales of foreclosed assets                                   $    136        238
                                                                                     ========   ========

    Loans funded by and sold to correspondent                                        $ 12,264     10,640
                                                                                     ========   ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.Basis of Presentation. In the opinion of the management of FFLC Bancorp,  Inc.
          (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003 and the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three-and nine-month periods ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

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

2. Loans. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentages at the dates indicated (in thousands):

                                                    At September 30, 2003   At December 31, 2002
                                                    ---------------------  ---------------------
                                                                  % of                   % of
                                                      Amount      Total      Amount      Total
   Mortgage loans:                                   ---------   -------   ---------   ---------
       One-to-four-family residential *              $ 378,163    49.33%   $ 395,116     52.23%
       Construction and land                            38,978     5.08       30,792      4.07
       Multi-family units                               12,202     1.59       22,796      3.01
       Commercial real estate, churches and other      155,824    20.32      140,770     18.61
                                                     ---------   -------   ---------   ---------
           Total mortgage loans                        585,167    76.32      589,474     77.92

   Consumer loans                                      150,179    19.59      138,202     18.26
   Commercial loans                                     31,338     4.09       28,879      3.82
                                                     ---------   -------   ---------   ---------

           Total loans (1)                             766,684   100.00%     756,555    100.00%
                                                                 =======               =========
   Undisbursed portion of loans in process             (24,570)              (16,770)
   Net deferred loan costs                                 727                   734
   Allowance for loan losses (2)                        (5,411)               (5,181)
                                                     ---------             ---------
           Loans, net                                $ 737,430             $ 735,338
                                                     =========             =========

     * Includes $12.9 million and $14.4 million of loans held for sale at September 30, 2003 and December 31, 2002, respectively.

(1) Total loans outstanding by department consists of the following (in thousands):

                                                       At
                                      -------------------
                                       September 30, 2003    December 31, 2002
                                      -------------------   --------------------
                                                    % of                  % of
                                         Amount    Total       Amount    Total
                                      ---------   -------   ---------    -------
            Residential               $ 368,821    48.10%   $ 385,711     50.98%
            Commercial                  244,697    31.92      229,930     30.39
            Consumer                    153,166    19.98      140,914     18.63
                                      ---------   -------   ---------    -------

                                      $ 766,684   100.00%   $ 756,555    100.00%
                                      =========   =======   =========    =======
                                                                     (continued)

                               FFLC BANCORP, INC.

2.  Loans, Continued.

(2) Total allowance for loan losses by department consist of the following (in thousands):

                                                       At
                                      -------------------
                                       September 30, 2003    December 31, 2002
                                      -------------------   --------------------
                                                   % to                 % to
                                                   Gross                Gross
                                        Amount     Loans     Amount     Loans
                                      ---------   -------   --------- ---------

            Residential               $ 1,094        .30%   $ 1,175       .30%
            Commercial                  3,109        1.27     2,949      1.28
            Consumer                    1,208         .79     1,057       .75
                                      ---------   -------   --------- ---------

                                      $ 5,411        .71%   $ 5,181       .68%
                                      =========   =======   ========= =========

Total gross loans originated by department, including unfunded construction and line of credit loans, consist of the following (in thousands):

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   --------------------   ------------------
                                      2003       2002       2003       2002
                                   ---------   --------   -------    -------
           Residential             $  57,583    34,290     154,174   105,243
           Commercial                 22,238    18,322      75,174    72,432
           Consumer                   24,381    19,626      71,628    62,107
                                   ---------   --------   -------    -------

                                   $ 104,202    72,238     300,976   239,782
                                   =========   ========   ========   =======

3. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   -------------------
                                      2003      2002        2003       2002
                                   ---------   --------   -------    -------
           Beginning balance         $ 5,426    4,701       5,181     4,289
           Provision for loan losses     330      399       1,124     1,270
           Net loans charged-off        (345)    (319)       (894)     (778)
                                   ---------   --------   -------    -------

           Ending balance            $ 5,411    4,781       5,411     4,781
                                   =========   ========   =======    ========

                                                                     (continued)

                               FFLC BANCORP, INC.

3. Loan Impairment and Loan Losses, Continued. The following summarizes the amount of impaired loans, all of which were collateral dependent
    (in thousands):

                                                                                                             At
                                                                                            -------------------
                                                                                  September 30,    December 31,
                                                                                  -------------    ------------
                                                                                     2003              2002
                                                                                     ----              ----
            Loans identified as impaired:
                Gross loans with no related allowance for losses                   $ 2,966                -
                Gross loans with related allowance for losses recorded                   -              400
                Less:  Allowances on these loans                                         -              (50)
                                                                                  -------------    ------------
            Net investment in impaired loans                                       $ 2,966              350
                                                                                  =============    ============


The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                            Three Months Ended  Nine Months Ended
                                                               September 30,      September 30,
                                                            ------------------  -----------------
                                                              2003      2002     2003      2002
                                                            --------  --------  -------  --------
      Average net investment in impaired loans              $ 3,149      170     1,742      50
                                                            ========  ========  =======  ========
      Interest income recognized on impaired loans          $    64        5        73       5
                                                            ========  ========  =======  ========
      Interest income received on impaired loans            $    64        5        73       5
                                                            ========  ========  =======  ========


Nonaccrual and past due loans were as follows (in thousands):

                                                                             At
                                                               -----------------
                                                     September 30,  December 31,
                                                     -------------  ------------
                                                         2003          2002
                                                         ----          ----

      Nonaccrual loans                                 $ 5,181         2,592
      Accruing loans past due ninety days or more           -             -
                                                       -------        ------

         Total                                         $ 5,181         2,592
                                                       =======        ======

The increase in impaired and nonaccrual loans during 2003 mainly resulted from two loans to an agricultural borrower being identified as impaired and placed on nonaccrual status. Management estimates that equity in the related collateral is sufficient and no loss is anticipated on these two loans.

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


                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,               September 30,
                                                                --------------------------     ---------------------
                                                                    2003           2002          2003        2002
           Weighted-average shares of common stock issued
             and outstanding before adjustments for
             RRP and common stock options                         5,393,871      5,369,330     5,387,243   5,361,878

           Adjustment to reflect the effect of unallocated
             RRP shares                                              (4,103)        (4,103)       (4,103)     (4,103)
                                                                -----------     ----------     ---------   ---------

           Weighted-average shares for basic income per
             share                                                5,389,768      5,365,227     5,383,140   5,357,775
                                                                ===========     ==========     =========   =========
           Basic income per share of common stock               $       .42            .41          1.30        1.23
                                                                ===========     ==========     =========   =========

           Total weighted-average common shares and
             equivalents outstanding for basic income
             per share computation                                5,389,768      5,365,227     5,383,140   5,357,775

           Additional dilutive shares using the average market
             value for the period utilizing the treasury stock
             method regarding stock options                          92,792        106,017        98,291     108,563
                                                                -----------     ----------     ---------   ---------

           Weighted-average shares and equivalents
             outstanding for diluted income per share             5,482,560      5,471,244     5,481,431   5,466,338
                                                                ===========     ==========     =========   =========

           Diluted income per share of common stock             $       .42            .40          1.28        1.21
                                                                ===========     ==========     =========   =========

5. Stock Split. On February 14, 2003, the Board of Directors declared a three-for-two stock split on all outstanding common shares for shareholders of record on February 28, 2003, which were distributed on March 14, 2003. Stockholders received cash in lieu of fractional shares resulting from the split based on the closing price on the record date.

                                                                     (continued)

                               FFLC BANCORP, INC.

6. Stock Option Plans. During 2002, the Company adopted a new stock option plan (the "2002 Plan") which authorizes the Company to issue up to 375,000 shares (adjusted) in connection with options granted to directors, officers or employees of the Company. The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the then current market value of the common stock at the grant date. No options have been granted under the 2002 Plan through September 30, 2003.

The Company also has a 1993 stock option plan (the "1993 Plan") under which common shares are authorized to be issued in connection with options granted to directors, officers and employees of the Company. Options granted under the Plan are exercisable at the market price of the common stock at the date of grant. Incentive stock options granted to officers and employees are exercisable in three equal annual installments, with the first installment becoming exercisable one year from the date of grant. Options granted to outside directors are exercisable immediately, but any common shares obtained from exercise of the options may not be sold prior to one year from the date of grant. All options expire at the earlier of ten years for officers and employees or twenty years for directors from the date of grant or one year following the date which the outside director, officer or employee ceases to serve in such capacity. At September 30, 2003, 50,571 options (adjusted) remain available under the 1993 Plan for future grant to directors, officers and employees.

The following is a summary of stock option transactions during the nine-month periods ended September 30, 2003 and 2002 (All options and option price per share information has been adjusted to reflect the three-for-two stock split in 2003):

                                                                                   Weighted-
                                                                   Range of        Average
                                                    Number        Per Share       Per Share
     1993 Plan:                                  of Options      Option Price       Price
     ----------                                 ------------    -------------    --------------
     Outstanding, December 31, 2001               200,312       $ 4.00-14.17        6.01
     Exercised                                    (43,111)        4.00-10.83        4.77
                                                ------------
     Outstanding, September 30, 2002              157,201       $ 4.00-14.17        6.53
                                                ============    =============    ==============
     Outstanding, December 31, 2002               152,327         4.00-14.17        6.61
     Exercised                                    (28,828)        4.00-11.75        6.03
                                                ------------
     Outstanding, September 30, 2003              123,499       $ 4.00-14.17        6.99
                                                ============    =============    ==============

                                                                     (continued)

                               FFLC BANCORP, INC.

   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


6. Stock Option Plans, Continued
No stock options were granted under the plans during the nine-month periods ended September 30, 2003 or 2002. SFAS No. 123 requires pro forma fair value disclosures if the intrinsic value method is being utilized to value stock-based compensation awards. For purposes of pro forma disclosures, the estimated fair value of stock options granted is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income during the periods presented, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):


                                                         Three Months Ended     Nine Months Ended
                                                           September 30,           September 30,
                                                         ------------------     -----------------
                                                          2003      2002         2003       2002
                                                         -------  ---------     -------    ------
     Net income, as reported                             $ 2,293     2,177       7,013      6,598

     Deduct: Total stock-based employee compensation
          determined under the fair value based method
          for all awards, net of related tax benefit          -         (2)         -          (7)
                                                         -------  ---------     -------    ------
     Proforma net income                                 $ 2,293     2,175        7,013     6,591
                                                         =======  =========     =======    ======
     Basic income per share:
          As reported                                    $   .42       .41         1.30      1.23
                                                         =======  =========     =======    ======
          Proforma                                       $   .42       .41         1.30      1.23
                                                         =======  =========     =======    ======
     Diluted income per share:
          As reported                                    $   .42       .40         1.28      1.21
                                                         =======  =========     =======    ======
          Proforma                                       $   .42       .40         1.28      1.21
                                                         =======  =========     =======    ======

7. Reclassifications. Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

                               FFLC BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2003, and for the three- and nine-month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FFLC Bancorp, Inc.
Leesburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiaries (the "Company") as of September 30, 2003, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



HACKER, JOHNSON & SMITH PA
Orlando, Florida
October 10, 2003

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

                               FFLC BANCORP, INC.


Capital Resources

     The Company's primary sources of funds include proceeds from payments and prepayments on mortgage loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposits and advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The Company's exposure to credit loss in the event of nonperformance by the other party to the off-balance-sheet financial instrument is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the contractual amounts of the Company's financial instruments with off-balance-sheet risk at September 30, 2003 follows (in thousands):

        Commitments to extend credit                 $ 31,923
                                                     ========
        Unused lines of credit                       $ 58,783
                                                     ========
        Undisbursed portion of loans in process      $ 24,570
                                                     ========
        Standby letters of credit                    $  3,600
                                                     ========

     The Company believes that it will have sufficient funds available to meet its commitments. At September 30, 2003, certificates of deposit which were scheduled to mature in one year or less totaled $273.8 million. Based on past experience, management believes, that a significant portion of those funds will remain with the Company.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of September 30, 2003, the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.


As of September 30, 2003, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and percentages at September 30, 2003 are also presented in the table.


                                                                         To Be Well
                                                          Minimum        Capitalized
                                                        For Capital      For Prompt
                                                         Adequacy      Corrective Action
                                          Actual         Purposes        Provisions
                                      ---------------   -------------   ----------------
                                        %      Amount     %  Amount       %     Amount
                                      -----  --------   ---- --------   ----   --------
                                                              ($ in thousands)
     Stockholders' equity,
         and ratio to total
         assets                        8.4%  $ 78,149
     Less: investment in
         nonincludable
         subsidiary                              (254)
     Less: unrealized gain on
         securities available for sale           (451)
                                             --------
     Tangible capital,
         and ratio to adjusted
         total assets                  8.4%  $ 77,444   1.5% $ 13,875
                                             ========        ========
     Tier 1 (core) capital, and
         ratio to adjusted total
         assets                        8.4%  $ 77,444   3.0% $ 27,750   5.0%   $ 46,250
                                             ========        ========          ========
     Tier 1 capital, and ratio
         to risk-weighted assets      12.6%             4.0% $ 24,619   6.0%   $ 36,928
                                                             ========          ========
     Tier 2 capital (allowance for
         loan losses)                          5,296
                                             --------
     Total risk-based capital,
         and ratio to risk-
         weighted assets              13.4%  $ 82,740   8.0% $ 49,237   10.0%  $ 61,547
                                             ========        ========          ========
     Total assets                            $925,713
                                             ========
     Adjusted total assets                   $925,004
                                             ========
     Risk-weighted assets                    $615,467
                                             ========


                               FFLC BANCORP, INC.

The following table shows selected ratios for the periods ended or at the dates indicated:

                                                       Nine Months                    Nine Months
                                                          Ended        Year Ended       Ended
                                                      September 30,   December 31,   September 30,
                                                          2003            2002           2002
                                                      -------------   ------------   -------------
     Average equity as a percentage
        of average assets                                 7.96%           7.67%         7.70%

     Total equity to total assets at end of period        8.20%           7.76%         7.52%

     Return on average assets (1)                         1.01%           1.00%         1.01%

     Return on average equity (1)                        12.63%          13.05%        13.16%

     Noninterest expense to average assets (1)            1.84%           1.68%         1.66%

     Nonperforming assets to total assets
        at end of period                                   .64%            .35%          .28%

     Operating efficiency ratio (1)                      50.86%          48.23%        47.82%

(1)  Annualized for the nine months ended September 30, 2003 and 2002.



                                                            At            At              At
                                                      September 30,   December 31,    September 30,
                                                           2003          2002            2002
                                                      -------------   ------------   -------------
   Weighted-average interest rates:
        Interest-earning assets:
           Loans                                          6.57%         7.10%           7.24%
           Securities                                     3.90%         4.45%           4.63%
           Other interest-earning assets                  1.32%         1.77%           2.50%
                Total interest-earning assets             6.03%         6.52%           6.76%
        Interest-bearing liabilities:
           Interest-bearing deposits                      2.37%         2.78%           3.05%
           Borrowed funds                                 5.13%         5.38%           5.15%
                Total interest-bearing liabilities        2.80%         3.29%           3.51%
        Interest-rate spread                              3.23%         3.23%           3.25%


Changes in Financial Condition

Total assets increased $9.9 million or 1.1%, from $915.8 million at December 31, 2002 to $925.7 million at September 30, 2003 primarily as a result of a $2.1 million increase in net loans, an increase in securities available for sale of $1.3 million and an increase in cash and cash equivalents of $6.1 million. Deposits increased $17.4 million from $668.1 million at December 31, 2002 to $685.5 million at September 30, 2003. Advances from the Federal Home Loan Bank decreased $16.0 million from $149.0 million at December 31, 2002 to $133.0 million at September 30, 2003. The $4.8 million net increase in stockholders' equity during the nine months ended September 30, 2003 resulted from net income of $7.0 million and proceeds of $191,000 from stock options exercised, partially offset by repurchases of the Company's stock of $247,000, dividends paid of $1.8 million and a $353,000, net of tax benefit decrease in accumulated other comprehensive income.

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



                                                                                      Three Months Ended September 30,
                                                                  ----------------------------------------------------
                                                                      2003                                        2002
                                                      --------------------------------------------   -----------------
                                                                  Interest    Average                Interest  Average
                                                        Average      and      Yield/      Average       and    Yield/
                                                        Balance   Dividends    Cost       Balance    Dividends  Cost
                                                      ---------   --------   --------   ----------   --------- -------
                                                                                 ($ in Thousands)
Interest-earning assets:
    Loans                                             $ 736,183     12,264       6.66%  $ 738,259     13,300     7.21%
    Securities                                           87,031        482       2.22      84,316        782     3.71
    Other interest-earning assets (1)                    42,478        160       1.51      45,206        298     2.64
                                                      ---------   --------              ----------   --------
        Total interest-earning assets                   865,692     12,906       5.96     867,781     14,380     6.63
                                                                  --------                           --------
Noninterest-earning assets                               57,500                            46,971
                                                      ---------                         ----------
        Total assets                                   $923,192                         $ 914,752
                                                      =========                         ==========
Interest-bearing liabilities:
    NOW and money-market accounts                       150,907        163        .43     129,895        332     1.02
    Savings accounts                                     25,804         37        .57      24,051         52      .86
    Certificates                                        478,979      3,716       3.10     484,962      4,841     3.99
    Federal Home Loan Bank advances                     133,000      1,891       5.69     164,000      2,283     5.57
    Other borrowed funds                                 21,944        119       2.17      16,914         69     1.63
                                                      ---------   --------              ----------   --------

        Total interest-bearing liabilities              810,634      5,926       2.92     819,822      7,577     3.70
                                                                  --------                           --------

Noninterest-bearing deposits                             26,059                            17,284
Noninterest-bearing liabilities                          10,902                             9,437
Stockholders' equity                                     75,597                            68,209
                                                      ---------                         ----------

        Total liabilities and stockholders' equity    $ 923,192                         $ 914,752
                                                      =========                         ==========
Net interest income                                               $  6,980                           $ 6,803
                                                                  ========                           ========
Interest-rate spread (2)                                                         3.04%                           2.93%
                                                                              ========                           =======
Net interest-earning assets, net margin (3)           $  55,058                  3.23%  $  47,959                3.14%
                                                      =========               ========  ==========               =======
Ratio of interest-earning assets to interest-bearing
    liabilities                                            1.07                              1.06
                                                      =========                         ==========


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


                                                                                         Nine Months Ended September 30,
                                                           -------------------------------------------------------------
                                                                                 2003                               2002
                                                      --------------------------------  --------------------------------
                                                                   Interest    Average               Interest    Average
                                                       Average       and       Yield/    Average       and       Yield/
                                                       Balance    Dividends     Cost     Balance     Dividends    Cost
                                                      ---------   ---------   --------  ----------   ---------   -------
                                                                                 ($ in Thousands)
Interest-earning assets:
    Loans                                             $ 738,253      37,576      6.79%  $  715,484      39,293      7.32%
    Securities                                           89,478       1,607      2.39       78,067       2,322      3.97
    Other interest-earning assets (1)                    47,718         629      1.76       31,889         722      3.02
                                                      ---------   ---------             ----------   ---------

        Total interest-earning assets                   875,449      39,812      6.06      825,440      42,337      6.84
                                                                  ---------                          ---------

Noninterest-earning assets                               54,377                             42,559
                                                      ---------                         ----------
        Total assets                                  $ 929,826                          $ 867,999
                                                      =========                         ==========

Interest-bearing liabilities:
    NOW and money-market accounts                       147,798         617       .56      125,246       1,137      1.21
    Savings accounts                                     25,789         118       .61       23,113         165       .95
    Certificates                                        485,195      11,826       3.25     453,255      14,095      4.15
    Federal Home Loan Bank advances                     141,136       5,856      5.53      159,385       6,738      5.64
    Other borrowed funds                                 21,117         368      2.32       15,577         217      1.86
                                                      ---------   ---------             ----------   ---------

        Total interest-bearing liabilities              821,035      18,785      3.05      776,576      22,352      3.84
                                                                  ---------                          ---------

Noninterest-bearing deposits                             24,006                             16,100
Noninterest-bearing liabilities                          10,738                              8,496
Stockholders' equity                                     74,047                             66,827
                                                      ---------                         ----------

        Total liabilities and stockholders' equity    $ 929,826                         $  867,999
                                                      =========                         ==========

Net interest income                                               $  21,027                          $  19,985
                                                                  =========                          =========

Interest-rate spread (2)                                                         3.01%                            3.00%
                                                                              ========                           =======

Net interest-earning assets, net margin (3)           $  54,414                  3.20%  $   48,864                3.23%
                                                      =========               ========  ==========               =======

Ratio of interest-earning assets to
    interest-bearing liabilities                           1.07                               1.06
                                                      =========                         ==========



(1)  Includes interest-bearing deposits and Federal Home Loan Bank stock.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net margin is annualized net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

     Comparison of the Three-Month Periods Ended September 30, 2003 and 2002


General Operating Results. Net income for the three-month period ended September
     30, 2003 was $2.3 million, or $.42 per basic and diluted share, compared to $2.2 million, or $.41 per basic share and $.40 per diluted share, for the comparable period in 2002. All per share information has been adjusted to reflect the three-for-two stock split in 2003. The increase in net income was primarily a result of an increase of $177,000 in net interest income, an increase of $603,000 in noninterest income and a decrease in the provision for loan losses of $69,000, partially offset by an increase of $661,000 in noninterest expense.

Interest Income. Interest income decreased $1.5 million to $12.9 million for the three-month period ended September 30, 2003. The decrease was due to a decrease in the average yield earned on interest-earning assets from 6.63% for the three months ended September 30, 2002 to 5.96% for the three months ended September 30, 2003 and a $2.1 million decrease in average interest-earning assets outstanding for the three months ended September 30, 2003 compared to the 2002 period.

Interest Expense. Interest expense decreased $1.7 million or 21.8%, from $7.6 million for the three-month period ended September 30, 2002 to $5.9 million for the three-month period ended September 30, 2003. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.70% for the three months ended September 30, 2002 to 2.92% for the comparable 2003 period and a decrease of $9.2 million in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased $16.8 million from $638.9 million outstanding during the three months ended September 30, 2002 to $655.7 million outstanding during the comparable period for 2003. Average borrowings decreased $26.0 million from $180.9 million during the three months ended September 30, 2002 to $154.9 million for the comparable 2003 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management. It is based upon the volume and type of lending conducted by the Company, the Company's charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2003 and 2002 of $330,000 and $399,000, respectively. Net loans charged off for the three-month periods ended September 30, 2003 and 2002 were $345,000 and $319,000, respectively. Management believes that the allowance for loan losses, which was $5.4 million or .71% of gross loans at September 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $603,000 or 70.0% from $862,000 during the 2002 period to $1.5 million during the 2003 period. The increase was partly due to a $308,000 increase in gain on sales of loans held for sale. The Company has decided to sell an increased number of fixed-rate residential mortgage loans it originates in the secondary market due to the low interest-rate environment.

Noninterest Expense. Noninterest expense increased by $661,000 or 17.5% from $3.8 million for the three-month period ended September 30, 2002 to $4.4 million for the three-month period ended September 30, 2003. The increase was primarily due to increases of $370,000 in salaries and employee benefits, $74,000 in occupancy expense and $95,000 in data processing expense related to the overall growth of the Company.

Income  Taxes.  The income tax  provision  increased  from $1.3  million for the three-month period ended September 30, 2002 (an effective tax rate of 37.7%) to $1.4 million (an effective tax rate of 37.7%) for the corresponding period in 2003.

                               FFLC BANCORP, INC.

     Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

General Operating Results.  Net income for the nine-month period ended September
     30, 2003 was $7.0 million, or $1.30 per basic share and $1.28 per diluted share, compared to $6.6 million, or $1.23 per basic share and $1.21 per diluted share, for the comparable period in 2002. All per share information has been adjusted to reflect the three-for-two stock split in 2003. The increase in net income was primarily a result of an increase of $1.0 million in net interest income and an increase of $1.6 million in noninterest income, partially offset by an increase of $2.0 million in noninterest expense.

Interest Income. Interest income decreased $2.5 million to $39.8 million for the nine-month period ended September 30, 2003. The decrease was due to a decrease in the average yield earned on interest-earning assets from 6.84% for the nine months ended September 30, 2002 to 6.06% for the nine months ended September 30, 2003, partially offset by a $50.0 million or 6.1% increase in average interest-earning assets outstanding for the nine months ended September 30, 2003 compared to the 2002 period.

Interest  Expense.  Interest expense decreased $3.6 million or 16.0%, from $22.4 million for the nine-month period ended September 30, 2002 to $18.8 million for the nine-month period ended September 30, 2003. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.84% for the nine months ended September 30, 2002 to 3.05% for the comparable 2003 period, partially offset by an increase of $44.5 million in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased $57.2 million from $601.6 million outstanding during the nine months ended September 30, 2002 to $658.8 million outstanding during the comparable period for 2003. Average borrowings decreased $12.7 million from $175.0 million during the nine months ended September 30, 2002 to $162.3 million for the comparable 2003 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management. It is based upon the volume and type of lending conducted by the Company, the Company's charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2003 and 2002 of $1.1 million and $1.3 million, respectively. Net loans charged off for the nine-month periods ended September 30, 2003 and 2002 were $894,000 and $778,000, respectively. Management believes that the allowance for loan losses, which was $5.4 million or .71% of gross loans at September 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $1.6 million or 58.9% from $2.6 million during the 2002 period to $4.2 million during the 2003 period. The increase was mainly due to a $786,000 increase in gain on sale of loans held for sale. The Company has decided to sell an increased number of fixed-rate residential mortgage loans it originates in the secondary market due to the low interest-rate environment.

Noninterest Expense. Noninterest expense increased by $2.0 million or 18.5% from $10.8 million for the nine-month period ended September 30, 2002 to $12.8 million for the nine-month period ended September 30, 2003. The increase was primarily due to increases of $1.2 million in salaries and employee benefits, $266,000 in occupancy expense and $156,000 in data processing expense related to the overall growth of the Company.

Income Taxes. The income tax provision increased from $3.9 million for the nine-month period ended September 30, 2002 (an effective tax rate of 37.3%) to $4.3 million (an effective tax rate of 37.7%) for the corresponding period in 2003.

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

     Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant change in the Company's market risk exposure since December 31, 2002. The Company does not believe that the interest rate swap entered into in September 2002 exposes the Company to significant interest rate risk.

Item 4. Controls and Procedures

     a. Evaluation of disclosure controls and procedures.  The Company maintains
        -------------------------------------------------
     controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

     b. Changes in internal controls. The Company made no significant changes in
        -----------------------------
     its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

          3.1 Certificate of Incorporation of FFLC Bancorp, Inc.*
          3.2 Bylaws of FFLC Bancorp, Inc. ***
          4.0 Stock Certificate of FFLC Bancorp, Inc.*
          10.1 First Federal Savings Bank of Lake County Recognition and Retention Plan**
          10.2 First Federal Savings Bank of Lake County Recognition and Retention Plan for Outside Directors**
          10.3 FFLC Bancorp, Inc. Incentive Stock Option Plans for Officers and Employees**
          10.4 FFLC Bancorp, Inc. Stock Option Plan for Outside Directors**
          31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
          31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
          32.1  Certification  of Chief Executive  Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
          32.2  Certification  of Chief Financial  Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002


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

     (b) The following Forms 8-K's filed during the three-month period ended September 30, 2003:

          On July 11, 2003, the Company filed a Form 8-K to disclose that the Company had issued three press releases to announce (i) the Company joined the Russell 3000 Index, (ii) the Company's second quarter earnings and (iii) declaration of a dividend.

          On July 28, 2003, the Company filed a Form 8-K to disclose that the Company was participating in a community bank investor conference in New York.

                               FFLC BANCORP, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: October 28, 2003

                                                    FFLC Bancorp Inc.
                                             By:   /s/ Stephen T. Kurtz
                                                   -----------------------------
                                             Name: Stephen T. Kurtz
                                             Title:President and
                                                   Chief Executive Officer

                                             By:   /s/ Paul K. Mueller
                                                   -----------------------------
                                             Name: Paul K. Mueller
                                             Title:Executive Vice President
                                                   and Chief Financial Officer