Form 10-K
period 2003-12-31
FFLC BANCORP INC
filed 2004-03-12
CIK 912738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003       Commission File Number 0-22608

                               FFLC BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                               59-3204891
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

800 North Boulevard West, Post Office Box 490420, Leesburg, Florida   34749-0420
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (352) 787-3311

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |X| NO |_|

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates was $110,818,187 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2003 the last business day of the Registrant's most recently completed second fiscal quarter.

The Registrant had 5,397,454 shares outstanding as of February 23, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2003. (Part II and IV)

2. Portions of Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

                                                                (CONFORMED COPY)

                                      INDEX

PART I                                                                      Page
                                                                            ----

Item I.  Description of Business

                  Business                                                     3
                  Market Area and Competition                                  3
                  Market Risk                                                  4
                  Lending Activities                                         4-9
                  Asset Quality                                             9-14
                  Investment Activities                                       15
                  Mortgage-Backed Securities                                  15
                  Investment Securities                                    15-17
                  Sources of Funds                                         18-20
                  Borrowings                                               21-22
                  Off-Balance Sheet and Aggregate Contractual Obligations  22-23
                  Subsidiary Activities                                       23
                  Personnel                                                   23
                  Regulation and Supervision                               24-29
                  Federal and State Taxation                               30-31

Item 2.  Properties                                                        32-33

Item 3.  Legal Proceedings                                                    34

Item 4.  Submission of Matters to a Vote of Security Holders                  34

PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                         34

Item 6.  Selected Financial Data                                              34

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   34

Item 7A. Quantitative and Qualitative Disclosure About Market Risk            34

Item 8.  Financial Statements and Supplementary Data                          34

Item 9.  Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         34

Item 9A. Controls and Procedures                                              35

PART III

Item 10. Directors and Executive Officers of the Registrant                   35

Item 11. Executive Compensation                                               35

Item 12. Security Ownership of Certain Beneficial Owners and Management       35

Item 13. Certain Relationships and Related Transactions                       35

Item 14. Principal Accountant Fees and Services                               35

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K   36-37

SIGNATURES                                                                    38

CERTIFICATIONS                                                             39-42

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

FFLC Bancorp, Inc., ("FFLC" or the "Company") was incorporated in Delaware on September 16, 1993, and acquired First Federal Savings Bank of Lake County (the "Bank") in connection with the Bank's conversion to stock form on January 4, 1994. The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") which mainly transacts its business through its subsidiary, the Bank. At December 31, 2003, the Company had total assets of $947.9 million and stockholders' equity of $77.4 million.

The Bank was established in 1934 as a federally-chartered mutual savings and loan association. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2003, the Bank had total assets of $946.0 million and stockholders' equity of $79.2 million.

During 2002, FFLC Statutory Trust I (the "Trust") was formed for the sole purpose of issuing $5,000,000 of trust preferred securities as more fully described in the Borrowings section.

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

Lending Activities

Loan Portfolio. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2003, the Bank's total gross loans outstanding were $797.4 million, of which $384.5 million or 48.22% of the Bank's total loan portfolio were one-to-four-family residential first mortgage loans. Of the one-to-four-family residential mortgage loans outstanding at that date, approximately 42% were fixed rate loans and 58% were adjustable-rate ("ARM") loans. At the same date, commercial real estate loans and other loans on improved real estate totaled $167.4 million, or 20.99% of the Bank's total loan portfolio; construction (excluding construction/permanent loans) and land loans totaled $43.6 million or 5.47% of the Bank's total loan portfolio; and multi-family mortgage loans totaled $12.5 million or 1.56% of the Bank's total loan portfolio. Consumer, and other loans held by the Bank, which principally consist of home equity loans, deposit, consumer, and other loans, totaled $155.4 million or 19.50% of the Bank's total loan portfolio and commercial loans totaled $34.0 million or 4.26% of the Bank's total loan portfolio at December 31, 2003.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated:

                                                                          At December 31,
                                 --------------------------------------------------------------------------------------------------
                                             1999                2000                 2001                 2002               2003
                                 --------------------------------------------------------------------------------------------------
                                             % of                % of                 % of                 % of               % of
                                  Amount     Total    Amount     Total     Amount     Total     Amount     Total    Amount    Total
                                  ------     -----    ------     -----     ------     -----     ------     -----    ------    -----
                                                                                        ($ in thousands)
Mortgage loans:
     One-to-four-family          $354,317    68.28%  $409,600    64.97%   $413,712    58.77%   $395,116    52.23%  $384,514   48.22%
     Construction and land         11,861     2.29%    13,006     2.06%     22,951     3.26%     30,792     4.07     43,575    5.47%
     Multi-family                  13,394     2.58%    17,602     2.79%     20,304     2.88%     22,796     3.01     12,453    1.56%
     Commercial real estate
          and other                61,052    11.76%    79,729    12.65%    108,804    15.46%    140,770    18.61    167,381   20.99%
                                 --------   ------   --------   ------    --------   ------    --------   ------   --------  ------

            Total mortgage
                  loans           440,624    84.91%   519,937    82.47%    565,771    80.37%    589,474    77.92    607,923   76.24%

Consumer loans                     64,042    12.34%    95,824    15.20%    119,357    16.96%    138,202    18.61    155,438   19.50%
Commercial loans                   14,285     2.75%    14,677     2.33%     18,814     2.67%     28,879     3.82     33,990    4.26%
                                 --------   ------   --------   ------    --------   ------    --------   ------   --------  ------

            Total loans
                  receivable (1)  518,951   100.00%   630,438   100.00%    703,942   100.00%    756,555   100.00%   797,351  100.00%
                                            ======              ======               ======               ======             ======

Less:
     Loans in process             (15,907)            (12,128)             (14,310)             (16,770)            (24,573)
     Net deferred loan costs          668                 726                  592                  734                 699
     Allowance for loan losses     (2,811)             (3,552)              (4,289)              (5,181)             (5,490)
                                 --------            --------             --------             --------            --------

            Loans receivable,
                  net            $500,901            $615,484             $685,935             $735,338            $767,987
                                 ========            ========             ========             ========            ========

----------
(1) Total loans receivable
      outstanding by department
      consists of the following:
          Residential            $353,422    68.10%  $404,494    64.16%   $403,897    57.37%   $385,711    50.98%   372,551   46.72%
          Commercial              101,487    19.56%   130,120    20.64%    180,688    25.67%    229,930    30.39%   265,655   33.32%
          Consumer                 64,042    12.34%    95,824    15.20%    119,357    16.96%    140,914    18.63%   159,145   19.96%
                                 --------   ------   --------   ------    --------   ------    --------   ------   --------  ------

                                 $518,951   100.00%  $630,438   100.00%   $703,942   100.00%   $756,555   100.00%  $797,351  100.00%
                                 ========   ======   ========   ======    ========   ======    ========   ======   ========  ======

Purchase of Mortgage Loans. In 2001, the Bank purchased $4.1 million mortgage loans originated by other lenders. At December 31, 2003, $1.7 million, or .21% of the Bank's total loan portfolio consisted of purchased mortgage loans or loan participations. Purchased or participated mortgage loans consist of one-to-four-family residential mortgage loans and commercial real estate loans.

Secondary Market Activities. The Bank participates in the secondary market directly and through correspondent relationships, originating loans (primarily 30-year fixed-rate loans) which are primarily funded by the Bank and then reimbursed by the investor correspondents. Funding by the correspondent occurs on some loans. These loans are closed on the Bank's documents with funds provided by the investor correspondent at closing with all credit conditions established by the investor correspondent being satisfied prior to the issuance of a loan commitment. The Bank receives a fee for originating, processing and closing the loans and reports the loans to the OTS as loans originated and sold. In the year ended December 31, 2003, total loans originated by the Bank and through the correspondents amounted to $77.7 million or 32.2% of total mortgage loans originated.

Loan Originations, Sales and Principal Repayments. The following table sets forth the Bank's loan originations, sales and principal repayments for the periods indicated.

                                                                 Year Ended December 31,
                                                        ---------------------------------------
                                                           2001           2002           2003
                                                           ----           ----           ----
                                                                     (In thousands)
Mortgage loans (gross):
     At beginning of year                               $ 519,937        565,771        589,474
                                                        ---------       --------       --------
     Mortgage loans originated:
          One-to-four-family                              101,977        114,238        183,241
          Construction and land                             9,314         19,875         24,652
          Multi-family                                      4,475          1,875          2,191
          Commercial real estate                           12,408         50,362         31,349
                                                        ---------       --------       --------

               Total mortgage loans originated            128,174        186,350        241,433

     Mortgage loans purchased or participated               4,134             --             --
                                                        ---------       --------       --------

               Total mortgage loans originated and
                         purchased or participated        132,308        186,350        241,433

     Transfer of loans to foreclosed assets                  (656)        (1,679)        (1,951)
     Principal repayments                                 (70,892)      (103,541)      (132,808)
     Sales of loans (1)                                   (14,926)       (57,427)       (88,225)
                                                        ---------       --------       --------

               At end of year                           $ 565,771        589,474        607,923
                                                        =========       ========       ========

Consumer loans (gross):
     At beginning of year                                  95,824        119,357        138,202
     Loans originated                                      68,777         69,884         72,188
     Principal repayments                                 (45,244)       (51,039)       (54,952)
                                                        ---------       --------       --------

               At end of year                           $ 119,357        138,202        155,438
                                                        =========       ========       ========

Commercial loans (gross):
     At beginning of year                                  14,677         18,814         28,879
     Loans originated                                      12,782         17,560         15,968
     Principal repayments                                  (8,645)        (7,495)       (10,857)
                                                        ---------       --------       --------

               At end of year                           $  18,814         28,879         33,990
                                                        =========       ========       ========

(1) Represents loans originated for and funded by correspondents and loans originated and sold by the Bank.

Maturities of Loans. The following table shows the contractual maturities of the Bank's loan portfolio at December 31, 2003. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on the Bank's loans totaled $124.8 million, $162.1 million and $198.6 million for the years ended December 31, 2001, 2002 and 2003, respectively.

                                                 Mortgage Loans
                                           ------------------------
                                            One-to-                                                     Total
                                             Four-                      Commercial      Consumer        Loans
                                            Family          Other          Loans          Loans       Receivable
                                           ---------       --------     ----------      --------      ----------
                                                                      (In thousands)
 Amounts due:
     Within 1 year                         $   5,183         21,610         3,024          6,973         36,790
                                           ---------       --------       -------       --------       --------

     1 to 3 years                              5,393         32,292         9,488         36,977         84,150
     3 to 5 years                              4,277         31,018        12,238         49,231         96,764
     5 to 10 years                             8,428         30,895         1,961         15,313         56,597
     10 to 20 years                           78,076         78,740         7,279         46,564        210,659
     Over 20 years                           283,157         28,854            --            380        312,391
                                           ---------       --------       -------       --------       --------

     Total due after 1 year                  379,331        201,799        30,966        148,465        760,561
                                           ---------       --------       -------       --------       --------

     Total amounts due                       384,514        223,409        33,990        155,438        797,351

     Loans in process                        (24,573)            --            --             --        (24,573)
     Net deferred loan fees and costs            830           (209)           --             78            699
     Allowance for loan losses                  (918)        (2,888)         (491)        (1,193)        (5,490)
                                           ---------       --------       -------       --------       --------

Loans receivable, net                      $ 359,853        220,312        33,499        154,323        767,987
                                           =========       ========       =======       ========       ========

Loans Due After December 31, 2004. The following table sets forth at December 31, 2003, the dollar amount of all loans due or scheduled to reprice after December 31, 2004, classified according to whether such loans have fixed or adjustable interest rates.

                                                Due after December 31, 2004
                                          --------------------------------------
                                           Fixed        Adjustable        Total
                                          --------      ----------       -------
                                                      (In thousands)
Mortgage loans:
     One-to-four-family                   $142,091        237,240        379,331
     Construction and land                  13,048         34,459         47,507
     Multi-family                            6,739         11,523         18,262
     Commercial real estate                 21,309        114,721        136,030

Consumer loans                             118,526         29,939        148,465
Commercial loans                            15,981         14,985         30,966
                                          --------        -------        -------

          Total                           $317,694        442,867        760,561
                                          ========        =======        =======

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

In the years ended December 31, 2001, 2002 and 2003, the Bank's total mortgage loan originations, including loans purchased or participated, amounted to $132.3 million, $186.4 million and $241.4 million, respectively, of which $102.0 million, $114.2 million and $183.2 million, respectively, were secured by one-to-four-family properties.

At December 31, 2003, 48.22% of total loans consisted of one-to-four-family residential loans, of which approximately 61% were ARM loans. The Bank's ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. The Bank offers one-, three-, and five-year ARM loans which adjust by a maximum of 2% per adjustment period, with lifetime caps on increases of 5% to 6%, depending upon the program chosen.

The Bank's policy on one-to-four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan, or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%.

Commercial and Multi-Family Real Estate Lending. As of December 31, 2003, $167.4 million, or 20.99% of the Bank's total loan portfolio consisted of commercial real estate loans and $12.5 million, or 1.56% of the Bank's total loan portfolio, consisted of multi-family mortgage loans.

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

Commercial Loans. As of December 31, 2003, $34.0 million or 4.26% of the Bank's total loan portfolio, consisted of commercial loans.

Construction and Land Loans. The Bank originates loans to finance the construction of one-to-four-family homes and, to a much lesser extent, originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At December 31, 2003, construction (excluding construction/permanent loans) and land loans totaled $43.6 million or 5.47% of the Bank's total loan portfolio.

At December 31, 2003, the Bank had loans in process (undisbursed loan proceeds of construction loans) of $24.6 million which were mainly secured by residential mortgages. The Bank makes residential construction loans to homeowners on a long-term basis with amortization beginning at the conclusion of construction, usually a period of about six months. Such loans are carried in the one-to-four-family category and are not separately classified as construction loans. Residential construction loans to builders are carried in the construction and land category.

Consumer Lending. At December 31, 2003, $155.4 million or 19.50% of the Bank's total loan portfolio consisted of consumer loans, including home equity loans of $38.2 million, lines of credit of $26.5 million, direct auto and truck loans of $16.3 million, indirect auto and truck loans of $17.0 million, home improvement loans and other secured consumer loans of $25.5 million, lot loans of $30.9 million and unsecured personal loans of $1.0 million.

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

Loan Approval and Authority. Loan approval authority for loans exceeding $2,000,000 is vested in the Loan Committee which meets weekly to consider loan recommendations of the Loan Committee. The Loan Committee is comprised of three directors, the President and the Senior Lending Officers of the Bank. Management has been delegated authority to approve mortgage loans, commercial loans, home equity loans, home equity lines of credit and secured consumer loans up to $2,000,000.

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

At December 31, 2001, 2002 and 2003, delinquencies in the Bank's loan portfolio were as follows:

                             At December 31, 2001                 At December 31, 2002                  At December 31, 2003
                     -----------------------------------  ------------------------------------  -----------------------------------
                         60-89 Days     90 Days or More       60-89 Days      90 Days or More       60-89 Days      90 Days or More
                     ----------------  -----------------  -----------------  -----------------  -----------------  ----------------
                     Number Principal  Number  Principal  Number  Principal  Number  Principal  Number  Principal  Number Principal
                         of   Balance      of   Balance       of    Balance      of    Balance      of    Balance      of   Balance
                      Loans  of Loans   Loans   of Loans   Loans   of Loans   Loans   of Loans   Loans   of Loans   Loans  of Loans
                      -----  --------   -----   --------   -----   --------   -----   --------   -----   --------   -----  --------
                                                                   ($ in thousands)
One-to-four-family        4      $126      12     $1,004      10     $  793      27     $1,956      --     $   --      11    $1,180
Construction and land    --        --       1         47      --         --      --         --      --         --      --        --
Multi-family             --        --      --         --      --         --      --         --      --         --      --        --
Commercial real estate   --        --       2        390      --         --       2        254      --         --      --        --
                         --      ----      --     ------      --     ------      --     ------      --     ------      --    ------

    Total mortgage
      loans               4       126      15      1,441      10        793      29      2,210      --         --      11     1,180

Consumer loans           27       391      20        472      49        584      14        152      26        334      21       614
Commercial loans          2       194      --         --      --         --       1        230       4      3,845       4       499
                         --      ----      --     ------      --     ------      --     ------      --     ------      --    ------

    Total loans          33      $711      35     $1,913      59     $1,377      44     $2,592      30     $4,179      36    $2,293
                         ==      ====      ==     ======      ==     ======      ==     ======      ==     ======      ==    ======

Delinquent loans to
  total loans                     .10%               .27%               .18%               .34%               .52%              .29%
                                  ===                 ===                ===                ===                ===               ===

Nonperforming Assets. The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                   At December 31,
                                                ------------------------------------------------------
                                                 1999        2000        2001        2002        2003
                                                 ----        ----        ----        ----        ----
                                                                   ($ in thousands)
Nonaccrual mortgage loans                       $2,200       2,472       1,441       2,210       1,180

Nonaccrual commercial and consumer loans           162          38         472         382       4,107
                                                ------       -----       -----       -----       -----

Total nonperforming loans                        2,362       2,510       1,913       2,592       5,287

Foreclosed assets                                  400         276         373         626         881
                                                ------       -----       -----       -----       -----

          Total nonperforming assets            $2,762       2,786       2,286       3,218       6,168
                                                ======       =====       =====       =====       =====

Nonperforming loans to total loans                 .46%        .40%        .27%        .34%        .66%
                                                ======       =====       =====       =====       =====

Total nonperforming assets to total assets         .47%        .39%        .28%        .35%        .65%
                                                ======       =====       =====       =====       =====

At December 31, 2003, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. The increase in nonaccrual commercial loans mainly resulted from two loans to an agricultural borrower being identified as impaired and placed on nonaccrual status. Management estimates that equity in the related collateral is sufficient and no loss is anticipated on these loans. Nonaccrual loans for which interest has been reduced totaled approximately $5.3 million, $2.6 million and $1.9 million at December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, interest income that would have been recorded under the original terms of nonaccrual loans at December 31, 2003 and interest income actually recognized is summarized below (in thousands):

     Interest income that would have been recorded                  $  225
     Interest income recognized                                        142
                                                                    ------

     Interest income foregone                                       $   83
                                                                    ======

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

                                      Special Mention        Substandard
                                      ----------------    ----------------
                                      Number    Amount    Number    Amount
                                      ------    ------    ------    ------
                                               ($ in thousands)
At December 31, 2003:
Loans                                   17      $8,132      51      $7,095

Foreclosed assets:
     One-to-four-family properties      --          --       5         439

     Other                              --          --      22         442
                                        --      ------      --      ------

          Total                         17      $8,132      78      $7,976
                                        ==      ======      ==      ======

At December 31, 2002:
Loans                                   20       5,659      54       3,076

Foreclosed assets:
     One-to-four-family properties      --          --       5         422

     Other                              --          --      18         204
                                        --      ------      --      ------

          Total                         20      $5,659      77      $3,702
                                        ==      ======      ==      ======

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

                                                             At or For the Year Ended December 31,
                                                ----------------------------------------------------------------
                                                1999           2000           2001           2002           2003
                                                ----           ----           ----           ----           ----
                                                                          (In thousands)
     Balance at beginning of year              $ 2,283          2,811          3,552          4,289          5,181
     Provision for loan losses                     719            880          1,115          1,845          1,514
     Charge-offs:
          One-to-four-family                        --            (58)           (48)           (93)          (167)
          Construction and land                    (44)            --             --             --             --
          Multi-family                              --             --             --             --             --
          Commercial real estate                    --             --            (90)          (150)           (73)
          Commercial and consumer loans           (166)           (99)          (258)          (753)        (1,062)
                                               -------         ------         ------         ------         ------

          Total charge-offs by category           (210)          (157)          (396)          (996)        (1,302)

     Recoveries                                     19             18             18             43             97
                                               -------         ------         ------         ------         ------

     Balance at end of year                    $ 2,811          3,552          4,289          5,181          5,490
                                               =======         ======         ======         ======         ======

The following table sets forth the ratios of the Bank's charge-offs and allowances for losses for the years indicated.

                                                          1999          2000         2001         2002            2003
                                                          ----          ----         ----         ----            ----
     Net charge-offs during the year
          as a percentage of average loans
          outstanding during the year                      .04%          .03%         .06%         .13%            .16%

     Allowance for loan losses as a
          percentage of gross loans receivable
          at end of year                                   .54%          .56%         .61%         .68%            .69%

     Allowance for loan losses as a
          percentage of total nonperforming
          assets at end of year                         101.77%       127.49%      187.62%      161.00%          89.01%

     Allowance for loan losses as a
          percentage of nonperforming loans
          at end of year                                119.01%       141.51%      224.20%      199.88%         103.84%

The following table sets forth the Bank's specific and general allowance for possible loan losses by type of loan for the years indicated.

                                                                         At December 31,
                                ------------------------------------------------------------------------------------------------
                                       1999                 2000                2001               2002               2003
                                -----------------     -----------------   ----------------    ---------------    ---------------
                                             % of                  % of               % of               % of               % of
                                         Loans to              Loans to           Loans to           Loans to           Loans to
                                            Total                 Total              Total              Total              Total
                                Amount      Loans     Amount      Loans    Amount    Loans    Amount    Loans    Amount    Loans
                                ------      -----     ------      -----    ------    -----    ------    -----    ------    -----
                                                                                     ($ in thousands)
At end of year allocated to:
     One-to-four-family         $  528      68.28%    $  609      64.97%   $  752    58.77%   $  840    52.23%   $  918    48.22%
     Construction and land         408       2.29        423       2.06       595     3.26       693     4.07       861     5.47
     Multi-family                  301       2.58        488       2.79       353     2.88       376     3.01       229     1.56
     Commercial real estate        750      11.76        998      12.65     1,357    15.46     1,781    18.61     1,798    20.99
     Consumer loans                447      12.34        708      15.20       895    16.96     1,057    18.26     1,193    19.50
     Commercial loans              377       2.75        326       2.33       337     2.67       434     3.82       491     4.26
                                ------     ------     ------     ------    ------   ------    ------   ------    ------   ------

          Total                 $2,811     100.00%    $3,552     100.00%   $4,289   100.00%   $5,181   100.00%   $5,490   100.00%
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

The Company follows Statement of Financial Accounting Standards No. 115. That statement requires investment and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity to be classified as held-to-maturity securities and reported at amortized cost. Securities that are held principally for selling in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity securities or trading securities are to be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 2003, all securities have been classified as available for sale by management.

Mortgage-Backed Securities

The Company's mortgage-backed securities consist of securities issued by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). These mortgage-backed securities totaled $28.5 million or 34.7% of total securities at December 31, 2003.

The following table sets forth mortgage-backed security purchases, sales, amortization and principal repayments during the periods indicated:

                                                 Year Ended December 31,
                                             ------------------------------
                                               2001       2002       2003
                                               ----       ----       ----
                                                     (In thousands)

     At beginning of year                    $ 14,394     10,943     22,296
     Purchases                                    500     17,891     25,639
     Amortization and principal repayments     (4,009)    (6,665)   (19,371)
     Change in unrealized gain                     58        127        (25)
                                             --------    -------    -------

               At end of year                $ 10,943     22,296     28,539
                                             ========    =======    =======

Investment Securities

At December 31, 2003, the Bank held $53.6 million in investment securities consisting of $36.6 million in U.S. Government and agency securities, $9.0 million in mutual funds and $7.9 million in other investment securities. In addition, the Bank holds $27.1 million in interest-earning deposits and $6.9 million of FHLB of Atlanta stock.

The following table sets forth certain information regarding the amortized cost and market values of the Bank's interest-earning deposits, FHLB stock and investment securities at the dates indicated:

                                                                           At December 31,
                                            ------------------------------------------------------------------------------
                                                     2001                         2002                        2003
                                            ----------------------       ---------------------       ---------------------
                                            Amortized       Market       Amortized      Market       Amortized      Market
                                              Cost           Value         Cost          Value         Cost         Value
                                              ----           -----         ----          -----         ----         -----
                                                                             (In thousands)
Interest-earning deposits                    $30,183        30,183        49,237        49,237        27,088        27,088
                                             =======        ======        ======        ======        ======        ======

FHLB stock                                   $ 7,700         7,700         7,700         7,700         6,900         6,900
                                             =======        ======        ======        ======        ======        ======

Investment securities-

     Available-for-sale:
          U.S. Government and
               agency securities              32,670        33,241        36,801        37,649        36,298        36,639
          Other investment securities          6,268         6,276         7,990         8,005         7,904         7,943
          Investment in mutual funds           9,125         9,043         9,433         9,374         9,146         9,016
                                             -------        ------        ------        ------        ------        ------

          Total investment securities        $48,063        48,560        54,224        55,028        53,348        53,598
                                             =======        ======        ======        ======        ======        ======

The following table sets forth information concerning the amortized cost and weighted average yields by maturity on investment securities and FHLB stock at December 31, 2003 and 2002.

                                                    Due After              Due After
                                                   One Through            Five Through         Due After
                           Due Within One Year      Five Years              10 Years            10 Years               Total
                          -------------------- ---------------------  -------------------- ------------------- ---------------------
                                    Annualized            Annualized            Annualized          Annualized
                                     Weighted              Weighted              Weighted            Weighted            Approximate
                          Amortized   Average  Amortized    Average   Amortized   Average  Amortized  Average  Amortized    Market
                             Cost      Yield     Cost        Yield      Cost       Yield      Cost     Yield      Cost      Value
                           -------     -----    -------      -----     -------     -----    -------    -----     ------    -------
                                                                        ($ in thousands)
At December 31, 2003:
FHLB stock (no
     defined maturity)     $ 6,900      3.50%   $    --         --%    $    --         --%   $    --       --%   $ 6,900   $ 6,900
                           =======      ====                                                                     =======   =======

Investment securities:
     U.S. Government
         and agency
         obligations        16,067      4.94     20,231       3.12          --         --         --       --     36,298    36,639
     Other investment
         securities             --        --         --         --          --         --      7,904     2.77      7,904     7,943
     Mutual funds (no
     defined maturity)       9,146      2.38         --         --          --         --         --       --      9,146     9,016
                           -------              -------                -------               -------             -------   -------

         Total investment
              securities   $25,213      3.90%   $20,231       3.12%    $    --         --%   $ 7,904     2.77%   $53,348   $53,598
                           =======      ====    =======       ====     =======    =======    =======     ====    =======   =======

At December 31, 2002:
FHLB stock (no
     defined maturity)     $ 7,700      5.00%   $    --         --%    $    --         --%   $    --       --%   $ 7,700   $ 7,700
                           =======      ====                                                                     =======   =======
Investment securities:
     U.S. Government
         and agency
         obligations        12,531      4.46     24,270       4.49          --         --         --       --     36,801    37,649
     Other investment
         securities             --        --         --         --          --         --      7,990     3.37      7,990     8,005
     Mutual funds (no
     defined maturity)       9,433      2.60         --         --          --         --         --       --      9,433     9,374
                           -------              -------                -------               -------             -------   -------

         Total investment
              securities   $21,964      3.66%   $24,270       4.49%    $    --         --%   $ 7,990     3.37%   $54,224   $55,028
                           =======      ====    =======       ====     =======    =======    =======     ====    =======   =======

Sources of Funds

General. Repayments and maturities of mortgage-backed and investment securities, loan repayments, deposits and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest-bearing checking, NOW checking, money market and certificate accounts. Of the deposit accounts at December 31, 2003, $56.9 million or 8.1% consist of individual retirement accounts ("IRAs").

The Bank seeks to retain core deposits consisting of passbook and statement savings, money market, noninterest-bearing checking, and NOW accounts, which contribute to a low cost of funds. Such core deposits represented 25.70%, 27.26% and 31.13% of total deposits at December 31, 2001, 2002 and 2003, respectively.

The following table shows the distribution of the Bank's deposits by type at the dates indicated and the weighted-average nominal interest rates on each category of deposits presented at December 31, 2003 ($ in thousands).

                                                                        At December 31,
                                 ------------------------------------------------------------------------------------------
                                          2001                       2002                              2003
                                 ----------------------     ----------------------     ------------------------------------
                                                Percent                    Percent                    Percent     Weighted-
                                               of Total                   of Total                   of Total      Average
                                  Amount       Deposits      Amount       Deposits      Amount       Deposits         Rate
                                 --------      --------     --------      --------     --------      --------     --------
Demand accounts:
     Noninterest-bearing
          checking               $ 14,334          2.45%    $ 18,867          2.82%    $ 31,481          4.46%         .00%
     NOW and money-
          market accounts         111,961         19.13      137,858         20.64      161,527         22.89          .40
     Passbook and
          statement savings        24,093          4.12       25,403          3.80       26,636          3.78          .55
                                 --------      --------     --------      --------     --------      --------     --------

          Total                   150,388         25.70      182,128         27.26      219,644         31.13          .36
                                 --------      --------     --------      --------     --------      --------     --------

Certificate accounts:
     Custom                        38,854          6.64       31,600          4.73       32,599          4.62         1.07
     91 day                           279           .05          209           .03          372           .05         1.31
     182 day                       10,085          1.72       10,599          1.59       13,034          1.85         1.28
     7 months                         325           .06           --            --           --            --           --
     9 months                      17,974          3.07       11,042          1.65       12,892          1.83         1.51
     12 months                     55,356          9.46       62,564          9.36       58,558          8.30         1.77
     13 months                     88,670         15.15       18,078          2.71           --            --           --
     14 months                     18,835          3.22           --            --       19,004          2.69         1.77
     15 months                         --            --       34,654          5.19       25,445          3.61         2.16
     18 months                     27,374          4.68       26,363          3.95       17,915          2.54         2.00
     20 months                         26           .00           --            --           --            --           --
     21 months                     94,807         16.20       50,623          7.58           52           .01         3.15
     22 months                      4,721           .81           --            --           --            --           --
     24 months                     25,414          4.34      112,025         16.77      135,052         19.14         3.30
     25 months                     18,193          3.11           --            --           --            --           --
     30 months                     21,471          3.67       19,202          2.87       18,517          2.62         4.29
     36 months                      2,615           .45       41,388          6.20       57,944          8.21         3.74
     54 months                         --            --       51,537          7.71       77,766         11.02         4.12
     60 months                      9,741          1.67       16,046          2.40       16,795          2.38         4.55
                                 --------      --------     --------      --------     --------      --------     --------

          Total                   434,740         74.30      485,930         72.74      485,945         68.87         2.96
                                 --------      --------     --------      --------     --------      --------     --------

          Total deposits         $585,128        100.00%    $668,058        100.00%    $705,589        100.00%        2.15%
                                 ========      ========     ========      ========     ========      ========     ========

The following table presents the deposit activity of the Bank for the years indicated.

                                                        Year Ended December 31,
                                            ---------------------------------------------
                                               2001              2002             2003
                                               ----              ----             ----
                                                            (In thousands)
     Deposits                               $ 2,394,602        3,161,518        3,554,299
     Withdrawals                             (2,353,541)      (3,094,131)      (3,529,005)
                                            -----------       ----------       ----------

     Deposits in excess of withdrawals           41,061           67,387           25,294

     Interest credited on deposits               25,182           15,543           12,237
                                            -----------       ----------       ----------

     Total increase in deposits             $    66,243           82,930           37,531
                                            ===========       ==========       ==========

The following table presents the amount of time deposit accounts in amounts of $100,000 or more at December 31, 2003 maturing as follows (in thousands):

                  Maturity Period
                  ---------------

          One month through three months                        $  24,328
          Over three through six months                            18,957
          Over six through 12 months                               31,193
          Over 12 months                                           72,960
                                                                ---------

                     Total                                      $ 147,438
                                                                =========

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 2001, 2002 and 2003 and the periods to maturity of the certificate accounts outstanding at December 31, 2003.

                                                                           Period to Maturity from December 31, 2003
                               At December 31,              ---------------------------------------------------------------------
                      -------------------------------        Within      1 to        2 to        3 to         4 to
                      2001          2002        2003         1 Year     2 Years     3 Years     4 Years      5 Years      Total
                      ----          ----        ----         ------     -------     -------     -------      -------      -----
                                                                    (In thousands)
2.00% or less       $     --       48,547      151,505      138,085      12,801         619          --           --      151,505
2.01% to 3.00%        48,916      112,037      102,354       48,940      39,910      13,365          --          139      102,354
3.01% to 4.00%        92,048      122,814       91,897       34,364      17,548       3,219      24,449       12,317       91,897
4.01% to 5.00%       141,637      171,116      126,882       57,625      22,993      13,493      32,327          444      126,882
5.01% to 6.00%        68,394       30,092       12,096        2,589         803       7,121       1,583           --       12,096
6.01% or more         83,745        1,324        1,211           --       1,128          83          --           --        1,211
                    --------      -------      -------      -------      ------      ------      ------      -------      -------

                    $434,740      485,930      485,945      281,603      95,183      37,900      58,359       12,900      485,945
                    ========      =======      =======      =======      ======      ======      ======      =======      =======

Borrowings

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

The Company has entered into a five year interest rate swap agreement that effectively converted the floating interest rate of these Capital Securities into a fixed interest rate of 6.85%, thus reducing the impact of interest rate changes on future interest expense for the five year period. In accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," this interest rate swap qualifies as a cash flow hedge. The fair value of this interest rate swap is recorded as an asset or liability on the consolidated balance sheet with an offsetting entry recorded in other comprehensive income, net of the income tax effect. At December 31, 2003 and 2002, the unrealized loss of the derivative instrument was $83,000 ($52,000 net of tax) and $120,000 ($75,000 net of tax), respectively.

In 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" as revised in December 2003. In accordance with Interpretation No. 46, the Trust is not consolidated in the financial statements of the Company, but rather accounted for under the equity method of accounting. The Company has elected to apply Interpretation No. 46 on a retroactive basis and therefore has restated its 2002 consolidated financial statements. The effect to the 2002 consolidated balance sheet was to record junior subordinated debentures of $5,155,000, eliminate the guaranteed beneficial interest in junior subordinated debentures of $5,000,000 and record the Company's investment in the Trust of $155,000 in other assets. Interpretation No. 46 had no effect on the 2002 consolidated statement of income.

Federal Home Loan Bank Advances and Other Borrowings. The Bank is authorized to obtain advances from the Federal Home Loan Bank ("FHLB") of Atlanta which are generally collateralized by a blanket lien against the Bank's mortgage portfolio. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Atlanta will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board and the FHLB of Atlanta. At December 31, 2003, the Bank had $133.0 million in FHLB advances outstanding.

The Bank also borrows under retail repurchase agreements with customers of the Bank. These agreements are accounted for as borrowings and are secured by securities owned by the Bank. The Bank also has $5,155,000 in junior subordinated debentures outstanding-discussed previously.

The following table sets forth certain information relating to the Bank's borrowings at the dates indicated:

                                                                                       At or For the Year
                                                                                       Ended December 31,
                                                                        -------------------------------------------------
                                                                            2001              2002                2003
                                                                            ----              ----                ----
                                                                                        ($ in thousands)
FHLB advances:
     Average balance outstanding                                        $   136,041       $   160,235         $   139,372
                                                                        ===========       ===========         ===========
     Maximum amount outstanding at any month end during the year        $   154,000       $   164,000         $   149,000
                                                                        ===========       ===========         ===========
     Balance outstanding at end of year                                 $   154,000       $   149,000         $   133,000
                                                                        ===========       ===========         ===========
     Weighted average interest rate during the year                            6.07%             5.62%               5.55%
                                                                        ===========       ===========         ===========
     Weighted average interest rate at end of year                             5.73%             5.40%               5.40%
                                                                        ===========       ===========         ===========

Other borrowed funds:
     Average balance outstanding                                        $    11,842       $    16,915         $    22,654
                                                                        ===========       ===========         ===========
     Maximum amount outstanding at any month end during the year        $    18,427       $    24,216         $    20,482
                                                                        ===========       ===========         ===========
     Balance outstanding at end of year                                 $    13,327       $    19,303         $    17,786
                                                                        ===========       ===========         ===========
     Weighted average interest rate during the year                            3.91%             2.12%               2.17%
                                                                        ===========       ===========         ===========
     Weighted average interest rate at end of year                             2.15%             5.08%               2.04%
                                                                        ===========       ===========         ===========

Total borrowings:
     Average balance outstanding                                        $   147,883       $   177,150         $   162,026
                                                                        ===========       ===========         ===========
     Maximum amount outstanding at any month end during the year        $   172,427       $   188,216         $   169,482
                                                                        ===========       ===========         ===========
     Balance outstanding at end of year                                 $   167,327       $   168,303         $   150,786
                                                                        ===========       ===========         ===========
     Weighted average interest rate during the year                            5.90%             5.29%               5.08%
                                                                        ===========       ===========         ===========
     Weighted average interest rate at end of year                             5.44%             5.38%               5.00%
                                                                        ===========       ===========         ===========

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, unused lines of credit, undisbursed loans in process and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the Company's involvement in these financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit, undisbursed loans in process and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following is a summary of the Company's contractual obligations, including certain on-balance sheet obligations, at December 31, 2003 (in thousands):

                                                                        Payments Due by Period
                                                ------------------------------------------------------------------
                                                                  Less                                       More
                                                                 Than 1          1-3            3-5         Than 5
Contractual Obligations                           Total           Year          Years          Years         Years
                                                  -----           ----          -----          -----         -----
FHLB advances - assumed final maturity          $133,000         25,000         74,000        15,000        19,000
Time deposit maturities                          485,945        281,603        133,083        71,259            --
Junior subordinated debentures - assumed
   final maturity                                  5,155             --             --            --         5,155
Other borrowings                                  17,786         17,786             --            --            --
Operating leases                                     441             66            141           153            81
Loan commitments                                  12,710         12,710             --            --            --
Standby letters of credit                          3,382          3,382             --            --            --
Undisbursed construction and line of
     credit loans                                100,051        100,051             --            --            --
                                                --------        -------        -------        ------        ------

Total                                           $758,470        440,598        207,224        86,412        24,236
                                                ========        =======        =======        ======        ======

Subsidiary Activities

The Bank has a wholly-owned subsidiary, Lake County Service Corporation ("LCSC"), originally formed to develop a 100-lot subdivision. LCSC sold the last remaining lots of that project during 2001. During the second quarter of 2001, the Bank introduced an Investment Services Program through a joint venture with an independent securities broker-dealer firm. Through this program, mutual funds, annuities, discount brokerage and financial planing services are offered to bank customers. Certain of those products are offered through LCSC, which received monthly fees on sales made through this program. During 2003 and 2002, the Bank and LCSC recognized fees of $244,000 and $295,000 and expenses of $190,000 and $227,000, respectively from this program.

During 2001, First Alliance was formed to facilitate the sale of title insurance. During 2003 and 2002, this subsidiary recognized fees of $67,000 and $26,000 and expenses of $21,000 and $12,000, respectively. In the third quarter of 2003, the Board approved discontinuing the sale of title insurance and making this subsidiary inactive except for real estate purchases by the Company.

Personnel

As of February 13, 2004, the Bank had 251 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice has been submitted to the OTS if any person (including a company) or group acting in concert, wants to acquire "control" of a savings and loan holding company. Under certain circumstances, change in control may occur, and prior notice is required, upon the acquisition of 10% or more the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a borrowing and loan holding company.

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

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

The OTS has the authority to establish minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2003, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 2003.

                                                                Capital Ratios
                                                                --------------
                     Actual       Required      Excess       Actual     Required
                     Capital      Capital       Amount       Percent     Percent
                     -------      -------       ------       -------     -------
                                           ($ in thousands)

Tangible            $ 78,482       14,217       64,265         8.28%       1.50%
Core (Leverage)     $ 78,482       28,435       50,047         8.28        3.00
Risk-based          $ 83,908       50,961       32,946        13.17        8.00

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

The Bank did not pay an assessment for deposit insurance in 2003, however, its payments toward the FICO bonds amounted to approximately $108,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2003, the Bank's limit on loans to one borrower was $12.6 million and the Bank's largest aggregate outstanding loans and extensions of credit to one borrower was $11.4 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2003, the Bank maintained 75% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under current regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank was assessed approximately $184,000 for the fiscal year ended December 31, 2003.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, that Act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. In order to borrow from the FHLB, the Bank is required to purchase shares of the FHLB's nonmarketable equity securities at par. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2003 of $6.9 million. For the year ended December 31, 2003, the dividend yield on FHLB stock was 3.94%.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.1 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $42.1 million, the reserve requirement is $1.083 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At December 31, 2003, the Bank complied with the foregoing requirements.

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The CRA requires public disclosure of an institution's CRA rating. The latest CRA rating of the Bank received from the OTS was "Satisfactory."

Federal and State Taxation

General. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the IRS for the year ended December 31, 1996. For its 2003 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

Under the residential loan requirement provision, the recapture required by the 1996 Act is suspended for each of two successive taxable years, beginning with 1996, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year. Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. At December 31, 2003, the Bank had recaptured all of its bad debt reserves.

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

ITEM 2. PROPERTIES

The Bank conducts its business through its main office and 14 branch offices. The following table sets forth certain information regarding the Bank's office properties:

                                                          Net Book Value of Land
                                           Date             and Buildings at
Location                                  Acquired           December 31, 2003
                                          --------           -----------------
                                                              (In thousands)
Main Office
800 North Boulevard, West
Leesburg, Florida  34748-5053                1961                $ 2,104

Wildwood
837 South Main Street
Wildwood, Florida  34785-5302                1967                    287

Main Street
1409 West Main Street
Leesburg, Florida  34748-4854                1972                    303

Clermont
481 East Highway 50
Clermont, Florida  34711-4032                1982                    583

Eustis
2901 South Bay Street
Eustis, Florida  32726-6551                  1979                    450

Fruitland Park
410 Palm Street
Fruitland Park, Florida  34731-4013          1983                    673

Lady Lake
431 US Highway 441/27
Lady Lake, Florida  32159-3046               1995                  1,093

Lake Square
32612 Vista Avenue
Leesburg, Florida  34788-3952                2002                  1,270

South Leesburg
27417 U.S. Highway 27
Leesburg, Florida  34748                     1996                  1,231

Inverness
2709 East Gulf to Lake Highway
Inverness, Florida 34453-3245                1998                    804

Citrus Ridge
16550 Woodcrest Way
Clermont, Florida 34711-7004                 1998                    940

                                                                     (continued)

                                                                     Net Book Value of Land
                                                        Date           and Buildings at
Location                                               Acquired         December 31, 2003
                                                       --------         -----------------
                                                                         (In thousands)
Bushnell (1)
1128 North Main Street
Bushnell, Florida 33513                                   1998            $      69

Administration
715 West Oak Terrace Drive
Leesburg, Florida  34748                                  1961                1,756

Boulevard (2)
900 North Boulevard West
Leesburg, Florida  34748                                  2000                  295

Retail Banking and Human Resource Offices
800 North Lee Street
Leesburg, Florida  34748                                  2001                  294

Kings Ridge
4299 South Highway 27
Clermont, Florida  34711                                  2001                1,518

Spruce Creek
17801 SE 109th Avenue
Summerfield, Florida  34491                               2002                1,986

Villages 466 (3)
3340 Wedgewood Lane
The Villages, Florida  32162                              2003                  296

Crystal River
180 North Sun Coast Boulevard
Crystal River, Florida  34429                             2003                1,838

Old Lake Square (4)
10105 U.S. Highway 441
Leesburg, Florida  34788                                  1995                  384

Office Park  (Accounting, Checking and Data Offices)
341 West Oak Terrace Drive (Building 100)
321 West Oak Terrace Drive (Building 200)
Leesburg, Florida  34748                                  2002                1,206

(1)   Leased branch office opened May, 1999.

(2)   Storage facility owned by the Bank.

(3)   Branch under construction.

(4)   Unused branch office.

The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 2003, such equipment had a net book value of $1,484,000. The Bank also had $131,000 in construction in process at December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2003, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The above-captioned information appears under "Common Stock Prices and Dividends" in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated Financial Data" on page 8 and 9 of the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2003 Annual Report to Stockholders on pages 10 through 20 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2003 Annual Report to Stockholders on page 15, under the "Quantitative and Qualitative disclosure about Market Risk" caption and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of FFLC Bancorp, Inc. and Subsidiary, together with the report thereon by Hacker, Johnson & Smith PA appear in the Registrant's 2003 Annual Report to Stockholders on pages 21 through 53 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Registrant's accountants on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

      a. Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within the period, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

      b. Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information related to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004 at pages 6 through 9.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004 at pages 12 and 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004 at pages 5 through 7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to pages 14 and 15 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to principal accountant fees and services is incorporated herein by reference to page 18 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 2003 Annual Report to Stockholders.

                                                                            Page
                                                                            ----

     Independent Auditors' Report                                             54

     Consolidated Balance Sheets as of December 31, 2003 and 2002             21

     Consolidated Statements of Income for the Years Ended
          December 31, 2003, 2002 and 2001                                    22

     Consolidated Statements of Changes in Stockholders' Equity for the
          Years Ended December 31, 2003, 2002 and 2001                     23-25

     Consolidated Statements of Cash Flows for the Years
          Ended December 31, 2003, 2002 and 2001                           26-27

     Notes to Consolidated Financial Statements for the Years
          Ended December 31, 2003, 2002 and 2001                           28-53

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

                  10.4 FFLC Bancorp, Inc. Stock Option Plan for Outside Directors**

                  13.0  Annual Report to Stockholders (filed herewith)

                  31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                  31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                  32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*** Incorporated herein by reference into this document from the September 30, 1999 Form 10-Q, filed November 3, 1999.

      (b)   Reports on Form 8-K.

            On October 10, 2003, the Company filed a Form 8-K to disclose that the Company had issued a press release to announce the Company's third quarter earnings and declaration of a dividend.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FFLC BANCORP, INC.


                                       By: /s/ Stephen T. Kurtz
                                           ------------------------
                                       Stephen T. Kurtz
                                       Chief Executive Officer and President

                                       Dated: March 11, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                            Title                                       Date
----                            -----                                       ----
/s/ Claron D. Wagner            Chairman of the Board                  March 11, 2004
--------------------
Claron D. Wagner

/s/ James P. Logan              Vice Chairman of the Board             March 11, 2004
------------------
James P. Logan

/s/ Joseph J. Junod             Director                               March 11, 2004
-------------------
Joseph J. Junod

/s/ Ted R. Ostrander, Jr.       Director                               March 11, 2004
-------------------------
Ted R. Ostrander

/s/ H.D. Robuck, Jr.            Director                               March 11, 2004
--------------------
H.D. Robuck, Jr.

/s/ Howard H. Hewitt            Director                               March 11, 2004
--------------------
Howard H. Hewitt

/s/ Stephen T. Kurtz            Chief Executive Officer,
--------------------            President and Director                 March 11, 2004
Stephen T. Kurtz

/s/ Paul K. Mueller             Executive Vice President, Chief
-------------------             Operating Officer and Treasurer
Paul K. Mueller                 and Director                           March 11, 2004