Form 10-Q
period 2004-03-31
FFLC BANCORP INC
filed 2004-04-23
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act): Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share           5,398,054 shares outstanding at
                                                 April 19, 2004

                                                                  CONFORMED COPY

                               FFLC BANCORP, INC.

                                      INDEX

                                                                                            Page
                                                                                            ----
Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets -
       at March 31, 2004 (Unaudited) and at December 31, 2003............................      2

     Condensed Consolidated Statements of Income (Unaudited) -
       Three months ended March 31, 2004 and 2003........................................      3

     Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) -
       Three months ended March 31, 2004 and 2003........................................    4-5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three months ended March 31, 2004 and 2003........................................    6-7

     Notes to Condensed Consolidated Financial Statements (Unaudited)....................   8-13

     Review by Independent Accountants...................................................     14

     Report on Review by Independent Accountants.........................................     15

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................................  16-21

   Item 3.  Quantative and Qualitative Disclosures About Market Risk.....................     22

   Item 4.  Controls and Procedures......................................................     22

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings............................................................     22

   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
     Equity Securities...................................................................     23

   Item 3.  Default upon Senior Securities...............................................     23

   Item 4.  Submission of Matters to a Vote of Security Holders..........................     23

   Item 5.  Other Information............................................................     23

   Item 6.  Exhibits and Reports on Form 8-K.............................................     24

SIGNATURES...............................................................................     25

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)

                                                                       At            At
                                                                    March 31,   December 31,
                                                                    ---------   ------------
                                                                      2004          2003
                                                                      ----          ----
                                                                   (unaudited)
            Assets

Cash and due from banks                                             $  42,676       35,072
Interest-earning deposits                                              28,913       27,088
                                                                    ---------    ---------

            Cash and cash equivalents                                  71,589       62,160

Securities available for sale                                          75,165       82,137
Loans, net of allowance for loan losses of $5,646 in 2004
    and $5,490 in 2003                                                795,433      767,987
Accrued interest receivable                                             3,598        3,849
Premises and equipment, net                                            21,933       21,448
Foreclosed assets                                                       1,048          881
Federal Home Loan Bank stock, at cost                                   6,650        6,900
Deferred income taxes                                                   1,008        1,134
Other assets                                                            5,614        1,418
                                                                    ---------    ---------

            Total                                                   $ 982,038      947,914
                                                                    =========    =========

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                36,412       31,481
    NOW and money-market accounts                                     178,164      161,527
    Savings accounts                                                   27,215       26,636
    Certificates                                                      494,743      485,945
                                                                    ---------    ---------

            Total deposits                                            736,534      705,589

Advances from Federal Home Loan Bank                                  133,000      133,000
Other borrowed funds                                                   17,978       17,786
Junior subordinated debentures                                          5,155        5,155
Accrued expenses and other liabilities                                 10,437        9,028
                                                                    ---------    ---------

            Total liabilities                                         903,104      870,558
                                                                    ---------    ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                   --           --
    Common stock, $.01 par value, 15,000,000 shares authorized,
        6,397,702 in 2004 and 6,397,202 in 2003 shares issued              64           64
    Additional paid-in-capital                                         31,841       31,837
    Retained income                                                    66,634       65,071
    Accumulated other comprehensive income                                311          297
    Treasury stock, at cost (1,000,148 shares in 2004 and
        1,000,048 shares in 2003)                                     (19,916)     (19,913)
                                                                    ---------    ---------

            Total stockholders' equity                                 78,934       77,356
                                                                    ---------    ---------

            Total                                                   $ 982,038      947,914
                                                                    =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                   ($ in thousands, except per share amounts)

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2004         2003
                                                                     ----         ----
Interest income:
    Loans                                                         $   12,492       12,722
    Securities                                                           603          588
    Other                                                                125          267
                                                                  ----------   ----------

            Total interest income                                     13,220       13,577
                                                                  ----------   ----------

Interest expense:
    Deposits                                                           3,736        4,415
    Borrowed funds                                                     1,934        2,127
                                                                  ----------   ----------

            Total interest expense                                     5,670        6,542
                                                                  ----------   ----------

            Net interest income                                        7,550        7,035

Provision for loan losses                                                339          406
                                                                  ----------   ----------

            Net interest income after provision for loan losses        7,211        6,629
                                                                  ----------   ----------

Noninterest income:
    Deposit account fees                                                 259          231
    Other service charges and fees                                       450          584
    Net gain on sales of loans held for sale                             150          271
    Other                                                                119          197
                                                                  ----------   ----------

            Total noninterest income                                     978        1,283
                                                                  ----------   ----------

Noninterest expense:
    Salaries and employee benefits                                     2,660        2,446
    Occupancy and equipment                                              702          648
    Data processing                                                      391          273
    Advertising and promotion                                            164          137
    Professional services                                                132          103
    Other                                                                518          515
                                                                  ----------   ----------

            Total noninterest expense                                  4,567        4,122
                                                                  ----------   ----------

Income before income taxes                                             3,622        3,790

            Income taxes                                               1,358        1,436
                                                                  ----------   ----------

Net income                                                        $    2,264        2,354
                                                                  ==========   ==========

Basic income per share                                            $      .42          .44
                                                                  ==========   ==========

Weighted-average number of shares outstanding for basic            5,394,301    5,373,607
                                                                  ==========   ==========

Diluted income per share                                          $      .41          .43
                                                                  ==========   ==========

Weighted-average number of shares outstanding for diluted          5,488,954    5,479,331
                                                                  ==========   ==========

Dividends per share                                               $      .13          .10
                                                                  ==========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                   Three Months Ended March 31, 2004 and 2003
                                ($ in thousands)

                                                    Common Stock                                         Accumulated
                                                 ------------------  Additional                            Other          Total
                                                 Number of            Paid-In     Treasury    Retained  Comprehensive  Stockholders'
                                                  Shares     Amount   Capital      Stock       Income      Income         Equity
                                                  ------     ------   -------      -----       ------      ------         ------

Balance at December 31, 2002                     4,574,944    $ 46     31,638     (19,667)     58,409        636          71,062
                                                                                                                         -------

Comprehensive income:
  Net income (unaudited)                                --      --         --          --       2,354         --           2,354

  Change in unrealized gains on securities
       available for sale, net of income tax
       benefit of $52 (unaudited)                       --      --         --          --          --        (86)            (86)

  Change in unrealized loss on derivative
       instrument, net of income tax
       benefit of $6 (unaudited)                        --      --         --          --          --        (10)            (10)
                                                                                                                         -------

Comprehensive income (unaudited)                                                                                           2,258
                                                                                                                         -------

Net proceeds from the issuance of common
  stock, stock options exercised
  (unaudited)                                        4,227      --         40          --          --         --              40

Dividends paid (unaudited)                              --      --         --          --        (544)        --            (544)

Purchase of treasury stock, 2,605 shares
  (unaudited)                                           --      --         --         (89)         --         --             (89)

Three-for-two stock split (unaudited)            1,792,269      18        (18)         --          --         --              --
                                                 ---------    ----    -------     -------     -------       ----         -------

Balance at March 31, 2003 (unaudited)            6,371,440    $ 64     31,660     (19,756)     60,219        540          72,727
                                                 =========    ====    =======     =======     =======       ====         =======

                                                                     (continued)

                               FFLC BANCORP, INC.

                 Condensed Consolidated Statements of Changes in
                   Stockholders' Equity (Unaudited), Continued

                   Three Months Ended March 31, 2004 and 2003
                                ($ in thousands)

                                                    Common Stock                                         Accumulated
                                                 ------------------  Additional                            Other          Total
                                                 Number of            Paid-In    Treasury     Retained  Comprehensive  Stockholders'
                                                  Shares     Amount   Capital      Stock       Income      Income         Equity
                                                  ------     ------   -------      -----       ------      ------         ------


Balance at December 31, 2003                     6,397,202    $ 64     31,837     (19,913)     65,071        297          77,356
                                                                                                                         -------

Comprehensive income:
  Net income (unaudited)                                --      --         --          --       2,264         --           2,264

Change in unrealized gains on securities
       available for sale, net of income tax
       of $37 (unaudited)                               --      --         --          --          --         62              62

  Change in unrealized loss on derivative
       instrument, net of income tax
       benefit of $29 (unaudited)                       --      --         --          --          --        (48)            (48)
                                                                                                                         -------
Comprehensive income (unaudited)                                                                                           2,278
                                                                                                                         -------

Net proceeds from the issuance of common
  stock, stock options exercised
  (unaudited)                                          500      --          4          --          --         --               4

Dividends paid (unaudited)                              --      --         --          --        (701)        --            (701)

Purchase of treasury stock, 100 shares
  (unaudited)                                           --      --         --          (3)         --         --              (3)
                                                 ---------    ----     ------     -------     -------       ----         -------

Balance at March 31, 2004 (unaudited)            6,397,702    $ 64     31,841     (19,916)     66,634        311          78,934
                                                 =========    ====    =======     =======     =======       ====         =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                          Three Months Ended
                                                                               March 31,
                                                                           2004         2003
                                                                           ----         ----
Cash flows from operating activities:
    Net income                                                          $  2,264        2,354
    Adjustments to reconcile net income
        to net cash provided by operating activities:
            Provision for loan losses                                        339          406
            Depreciation and amortization                                    327          301
            Deferred income taxes                                            118         (164)
            Net amortization of premiums and discounts on securities         111          235
            Net amortization of deferred loan fees and costs                  31         (134)
            Net gain on sales of loans held for sale                        (150)        (271)
            Loans originated for sale                                     (7,162)     (16,339)
            Proceeds from sales of loans held for sale                     8,541       16,556
            Decrease in accrued interest receivable                          251          461
            Increase in other assets                                      (4,196)         (65)
            Increase in accrued expenses and other liabilities             1,332        4,216
                                                                        --------     --------

                    Net cash provided by operating activities              1,806        7,556
                                                                        --------     --------

Cash flows from investing activities:
    Purchase of securities available for sale                                (52)     (19,596)
    Proceeds from principal repayments and maturities on securities
        available for sale                                                 7,012        7,827
    Loan disbursements                                                   (61,792)     (65,800)
    Principal repayments on loans                                         32,172       66,532
    Purchase of premises and equipment, net                                 (812)        (549)
    Net proceeds from sales of foreclosed assets                             408          541
    Redemption of Federal Home Loan Bank stock                               250           --
                                                                        --------     --------

                    Net cash used in investing activities                (22,814)     (11,045)
                                                                        --------     --------

Cash flows from financing activities:
    Net increase in deposits                                              30,945       26,160
    Net increase in other borrowed funds                                     192        2,778
    Issuance of common stock                                                   4           40
    Purchase of treasury stock                                                (3)         (89)
    Cash dividends paid                                                     (701)        (544)
                                                                        --------     --------

                    Net cash provided by financing activities             30,437       28,345
                                                                        --------     --------

Net increase in cash and cash equivalents                                  9,429       24,856

Cash and cash equivalents at beginning of period                          62,160       69,394
                                                                        --------     --------

Cash and cash equivalents at end of period                              $ 71,589       94,250
                                                                        ========     ========

                                                                     (continued)

                               FFLC BANCORP, INC.

                                 (In thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                       2004        2003
                                                                                       ----        ----
Supplemental disclosures of cash flow information-
    Cash paid during the period for:
        Interest                                                                      $ 5,649       6,583
                                                                                      =======     =======

        Income taxes                                                                  $    28         398
                                                                                      =======     =======

Noncash investing and financing activities:
    Accumulated other comprehensive income:
        Net change in unrealized gain on securities available for sale, net of tax    $    62         (86)
                                                                                      =======     =======

        Net change in unrealized loss on derivative instrument, net of tax            $   (48)        (10)
                                                                                      =======     =======

    Transfers from loans to foreclosed assets                                         $   575         821
                                                                                      =======     =======

    Loans funded by and sold to correspondent                                         $ 2,089       3,592
                                                                                      =======     =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc. (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

      The condensed consolidated financial statements include the accounts of the Holding Company and its two subsidiaries, First Federal Savings Bank of Lake County (the "Bank") and First Alliance Title, LLC and the Bank's wholly-owned subsidiary, Lake County Service Corporation (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. First Alliance Title, LLC ceased operations in November 2003.

2. Loans. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentages at the dates indicated ($ in thousands):

                                                          At March 31, 2004        At December 31, 2003
                                                        ---------------------      --------------------
                                                                        % of                      % of
                                                          Amount        Total        Amount       Total
      First mortgage loans secured by:
          One-to-four-family residential *              $ 394,010       47.80%     $ 384,514      48.22%
          Construction and land                            50,815        6.17         43,575       5.47
          Multi-family units                               13,421        1.63         12,453       1.56
          Commercial real estate, churches and other      172,918       20.98        167,381      20.99
                                                        ---------     -------      ---------    -------

              Total first mortgage loans                  631,164       76.58        607,923      76.24

      Consumer loans                                      160,533       19.48        155,438      19.50
      Commercial loans                                     32,509        3.94         33,990       4.26
                                                        ---------     -------      ---------    -------

              Total loans (1)                             824,206      100.00%       797,351     100.00%
                                                                      =======                   =======

      Undisbursed portion of loans in process             (23,891)                   (24,573)
      Net deferred loan costs                                 764                        699
      Allowance for loan losses (2)                        (5,646)                    (5,490)
                                                        ---------                  ---------

              Loans, net                                $ 795,433                  $ 767,987
                                                        =========                  =========

* Includes $14.4 million and $15.6 million of loans held for sale at March 31, 2004 and December 31, 2003, respectively.

(1) Total loans outstanding by department consists of the following ($ in thousands):

                                                      At
                                                      --
                                    March 31, 2004          December 31, 2003
                                    --------------          -----------------
                                               % of                      % of
                                  Amount       Total        Amount       Total
                                  ------       -----        ------       -----

      Residential               $ 381,300       46.26%    $ 372,551       46.72%
      Commercial                  279,590       33.92       265,655       33.32
      Consumer                    163,316       19.82       159,145       19.96
                                ---------     -------     ---------     -------

                                $ 824,206      100.00%    $ 797,351      100.00%
                                =========     =======     =========     =======

                                                                     (continued)

                               FFLC BANCORP, INC.

2.    Loans, Continued.

(2) Total allowance for loan losses by department consist of the following ($ in thousands):

                                                          At
                                                          --
                                          March 31, 2004      December 31, 2003
                                          --------------      -----------------
                                                    % to                  % to
                                                    Gross                 Gross
                                         Amount     Loans      Amount     Loans
                                         ------     -----      ------     -----

      Residential                       $   840       .22%    $   911       .24%
      Commercial                          3,545      1.27       3,371      1.27
      Consumer                            1,261       .77       1,208       .76
                                        -------               -------

                                        $ 5,646       .69%    $ 5,490       .69%
                                        =======     =====     =======     =====

    Total gross loans originated by department, including unfunded construction and line of credit loans, consist of the following (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                         2004            2003
                                                         ----            ----

      Residential                                     $  37,413          45,013
      Commercial                                         37,966          25,898
      Consumer                                           26,631          20,973
                                                      ---------       ---------

                                                      $ 102,010          91,884
                                                      =========       =========

3. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

      An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                         2004            2003
                                                         ----            ----

      Balance at January 1                            $   5,490           5,181
      Provision for loan losses                             339             406
      Net loans charged-off                                (183)           (276)
                                                      ---------       ---------

      Balance at March 31                             $   5,646           5,311
                                                      =========       =========

                                                                     (continued)

                               FFLC BANCORP, INC.

3. Loan Impairment and Loan Losses, Continued. The following summarizes the amount of impaired loans, all of which were collateral dependent (in thousands):

                                                                            At
                                                                            --
                                                                   March 31,  December 31,
                                                                   ---------  ------------
                                                                     2004         2003
                                                                     ----         ----
      Loans identified as impaired:
          Gross loans with no related allowance for losses          $ 2,979       2,971
          Gross loans with related allowance for losses recorded        400         400
          Less:  Allowances on these loans                              (50)        (50)
                                                                    -------       -----

      Net investment in impaired loans                              $ 3,329       3,321
                                                                    =======       =====

      The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                            2004       2003
                                                            ----       ----

      Average net investment in impaired loans            $ 3,325        443
                                                          =======    =======

      Interest income recognized on impaired loans        $     6          2
                                                          =======    =======

      Interest income received on impaired loans          $     6          2
                                                          =======    =======

      Nonaccrual and accruing past due loans were as follows (in thousands):

                                                                  At
                                                                  --
                                                         March 31,  December 31,
                                                         ---------  ------------
                                                           2004        2003
                                                           ----        ----

      Nonaccrual loans                                    $ 4,553      5,287
      Accruing loans past due ninety days or more              --         --
                                                          -------    -------

          Total                                           $ 4,553      5,287
                                                          =======    =======

                                                                     (continued)

                               FFLC BANCORP, INC.

4. Income Per Share of Common Stock. Basic income per share of common stock has been computed by dividing the net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Retention and Recognition Plan ("RRP") are only considered outstanding when the shares are released or committed to be released for allocation to participants. Diluted income per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. All per share amounts reflect the three-for-two stock split declared on February 14, 2003. The following table presents the calculation of basic and diluted income per share of common stock:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     2004           2003
                                                                                     ----           ----
      Weighted-average shares of common stock issued and
        outstanding before adjustments for RRP and
        common stock options                                                       5,397,321      5,377,709
      Adjustment to reflect the effect of unallocated RRP average shares              (3,020)        (4,102)
                                                                                  ----------     ----------

      Weighted-average shares for basic income per share                           5,394,301      5,373,607
                                                                                  ==========     ==========

      Basic income per share                                                      $      .42            .44
                                                                                  ==========     ==========

      Total weighted-average common shares and equivalents
        outstanding for basic income per share computation                         5,394,301      5,373,607

      Additional dilutive shares using the average market value for
        the period utilizing the treasury stock method regarding stock options        94,653        105,724
                                                                                  ----------     ----------

      Weighted-average common shares and equivalents outstanding for
        diluted income per share                                                   5,488,954      5,479,331
                                                                                  ==========     ==========

      Diluted income per share                                                    $      .41            .43
                                                                                  ==========     ==========

5. Stock Split. On February 14, 2003, the Board of Directors declared a three-for-two stock split on all outstanding common shares for shareholders of record on February 28, 2003, which were distributed on March 14, 2003. Stockholders received cash in lieu of fractional shares resulting from the split based on the closing price on the record date.

                                                                     (continued)

                               FFLC BANCORP, INC.

6. Stock Option Plans. During 2002, the Company adopted a new stock option plan (the "2002 Plan") which authorizes the Company to issue up to 375,000 shares (adjusted) in connection with options granted to directors, officers or employees of the Company. The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the then current market value of the common stock at the grant date. No options had been granted under the 2002 Plan through March 31, 2004.

      The Company also has a 1993 stock option plan (the "1993 Plan") under which common shares are authorized to be issued in connection with options granted to directors, officers and employees of the Company. Options granted under the 1993 Plan are exercisable at the market price of the common stock at the date of grant. Incentive stock options granted to officers and employees are exercisable in three equal annual installments, with the first installment becoming exercisable one year from the date of grant. Options granted to outside directors are exercisable immediately, but any common shares obtained from exercise of the options may not be sold prior to one year from the date of grant. All options expire at the earlier of ten years for officers and employees or twenty years for directors from the date of grant or one year following the date which the outside director, officer or employee ceases to serve in such capacity. All authorized options under the 1993 Plan have been granted.

      The following is a summary of stock option transactions during the three-month periods ended March 31, 2004 and 2003 (All options and option price per share information has been adjusted to reflect the three-for-two stock split in 2003):

                                                                       Weighted-
                                                                       Average
                                          Number        Range of       Exercise
                                        of Options   Exercise Prices    Price
                                        ----------   ---------------   --------

      Outstanding, December 31, 2002      152,327      $ 4.00-14.17      6.61
      Exercised                            (6,340)       4.00-10.20      6.45
                                         --------

      Outstanding, March 31, 2003         145,987      $ 4.00-14.17      6.53
                                         ========      ============    ======

      Outstanding, December 31, 2003      170,796      $ 4.00-26.74     12.61
      Exercised                              (500)             8.00      8.00
                                         --------

      Outstanding, March 31, 2004         170,296      $ 4.00-26.74     12.62
                                         ========      ============    ======

                                                                     (continued)

                               FFLC BANCORP, INC.

6. Stock Option Plans, Continued. No stock options were granted under the plans during the three-month periods ended March 31, 2004 or 2003. SFAS No. 123 requires pro forma fair value disclosures if the intrinsic value method is being utilized to value stock-based compensation awards. For purposes of pro forma disclosures, the estimated fair value of stock options granted is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for its stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income during the periods presented, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share data):

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2004        2003
                                                                     ----        ----
      Weighted-average grant-date fair value of stock options
           issued during the period                                $    N/A         N/A
                                                                   ========    ========

      Net income, as reported                                      $  2,264       2,354

      Deduct: Total stock-based employee compensation
           determined under the fair value based method for
           all awards, net of related tax effect                        (39)         --
                                                                   --------    --------

      Proforma net income                                          $  2,225       2,354
                                                                   ========    ========

      Basic income per share, as reported                          $    .42         .44
                                                                   ========    ========

      Proforma basic income per share                              $    .41         .44
                                                                   ========    ========

      Diluted income per share, as reported                        $    .41         .43
                                                                   ========    ========

      Proforma diluted income per share                            $    .41         .43
                                                                   ========    ========

7. Reclassifications. Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

                               FFLC BANCORP, INC.

                        Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company's independent accountants, have made a limited review of the financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                   Report on Review by Independent Accountants

FFLC Bancorp, Inc.
Leesburg, Florida:

      We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiaries (the "Company") as of March 31, 2004, and the related condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 7, 2004

                               FFLC BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

General

      FFLC Bancorp, Inc., (the "Holding Company") is the holding company for First Federal Savings Bank of Lake County (the "Bank") and the Bank's wholly-owned subsidiary, Lake County Service Corporation ("LCSC") (together, the "Company"). The Holding Company's other subsidiary, First Alliance Title, LLC ceased operations in November 2003. The Company's consolidated results of operations are primarily those of the Bank.

      The Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with borrowings and principal repayments on loans and investments and funds generated from operations in loans. Those loans are primarily loans secured by first mortgage on one-to-four-family homes or commercial real estate. The Bank also makes commercial and consumer loans and, to a lesser extent, construction, land and multi-family mortgage loans. In addition, the Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and its agencies. The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured up to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

      The Bank has fifteen full-service banking facilities in Lake, Sumter, Citrus and Marion Counties, Florida. The Bank is in the process of constructing its sixteenth branch in Sumter County which it expects to open during the second quarter of 2004.

      The Company's results of operations depend primarily on its net interest income, which is the difference between the interest income earned primarily on its loan and securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Company's operating results are also affected, to a lesser extent, by fee income. The Company's operating expenses consist primarily of salaries and employee benefits, occupancy expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

                               FFLC BANCORP, INC.

Off-Balance Sheet Arrangements

      The Company's primary sources of funds include proceeds from payments and prepayments on mortgage loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposits and advances from the Federal Home Loan Bank and other borrowed funds. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

      To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of nonperformance by the other party to the off-balance sheet financial instrument, the Company's exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the contractual amounts of the Company's financial instruments with off-balance sheet risk at March 31, 2004 follows (in thousands):

         Commitments to extend credit                     $ 31,254
                                                          ========

         Unused lines of credit                           $ 87,393
                                                          ========

         Undisbursed portion of loans in process          $ 23,891
                                                          ========

         Standby letters of credit                        $  3,311
                                                          ========

Capital Resources

      The Company believes that it will have sufficient funds available to meet its commitments. At March 31, 2004, certificates of deposit which were scheduled to mature in one year or less totaled $284.9 million. Based on past experience, management believes that a significant portion of those funds will remain with the Company.

Regulatory Capital Requirements

      The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in regulators initiating certain mandatory- and possibly additional discretionary-actions that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of March 31, 2004, the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.

      As of March 31, 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and percentages at March 31, 2004 are also presented in the table.

                                                                                          To Be Well
                                                                   Minimum               Capitalized
                                                                 For Capital              For Prompt
                                                                   Adequacy            Corrective Action
                                           Actual                  Purposes               Provisions
                                     --------------------     -------------------     -------------------
                                        %        Amount          %       Amount          %       Amount
                                     ------     ---------     ------    ---------     ------    ---------
                                                                          ($ in thousands)
Stockholders' equity,
    and ratio to total
    assets                             8.31%    $  81,581
Less: investment in
    nonincludable
    subsidiary                                     (4,452)
Less: unrealized gain on
    securities available for sale                    (485)
                                                ---------

Tangible capital,
    and ratio to adjusted
    total assets                       7.85%    $  76,644       1.5%    $  14,653
                                                =========               =========

Tier 1 (core) capital, and
    ratio to adjusted total
    assets                             7.85%    $  76,644       3.0%    $  29,306       5.0%    $  48,843
                                                =========               =========               =========

Tier 1 capital, and ratio
    to risk-weighted assets           11.61%       76,644       4.0%    $  26,398       6.0%    $  39,597
                                                =========               =========               =========

Tier 2 capital (allowance for
    loan losses)                                    5,560
                                                ---------

Total risk-based capital,
    and ratio to risk-
    weighted assets                   12.46%    $  82,204       8.0%    $  52,796      10.0%    $  65,995
                                                =========               =========               =========

Total assets                                    $ 981,796
                                                =========

Adjusted total assets                           $ 976,857
                                                =========

Risk-weighted assets                            $ 659,946
                                                =========

                               FFLC BANCORP, INC.

Selected Financial Data

The following table shows selected ratios for the periods ended or at the dates indicated:

                                                          Three Months                    Three Months
                                                             Ended        Year Ended         Ended
                                                            March 31,     December 31,      March 31,
                                                              2004           2003             2003
                                                          ------------    ------------    ------------
           Average equity as a percentage
              of average assets                                8.17%           8.02%         7.77%

           Total equity to total assets at end of period       8.04%           8.16%         7.65%

           Return on average assets (1)                         .94%            .98%         1.01%

           Return on average equity (1)                       11.53%          12.23%        13.01%

           Noninterest expense to average assets (1)           1.90%           1.86%         1.77%

           Nonperforming assets to total assets
              at end of period                                  .57%            .65%          .39%

           Operating efficiency ratio (1)                     53.55%          51.66%        49.56%

(1)   Annualized for the three months ended March 31, 2004 and 2003.

                                                                At              At            At
                                                             March 31,      December 31,   March 31,
                                                               2004            2003          2003
                                                             ---------      ------------   ---------
      Weighted-average interest rates:
           Interest-earning assets:
              Loans                                            6.34%           6.45%         6.99%
              Securities                                       3.14%           3.24%         4.37%
              Other interest-earning assets                    1.44%           1.45%         1.66%
                   Total interest-earning assets               5.89%           5.96%         6.34%
           Interest-bearing liabilities:
              Interest-bearing deposits                        2.13%           2.22%         2.62%
              Borrowed funds                                   4.91%           4.93%         4.98%
                   Total interest-bearing liabilities          2.61%           2.70%         3.09%
           Interest-rate spread                                3.28%           3.26%         3.25%

Changes in Financial Condition

Total assets increased $34.1 million or 3.6%, from $947.9 million at December 31, 2003 to $982.0 million at March 31, 2004, primarily as a result of a $27.4 million increase in net loans and an increase in cash and cash equivalents of $9.4 million. Deposits increased $30.9 million from $705.6 million at December 31, 2003 to $736.5 million at March 31, 2004. The $1.6 million net increase in stockholders' equity during the three months ended March 31, 2004 resulted primarily from net income of $2.3 million less dividends paid of $701,000.

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

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                        2004                              2003
                                                          -------------------------------    -------------------------------
                                                                       Interest   Average                Interest    Average
                                                           Average       and       Yield/     Average      and        Yield/
                                                           Balance     Dividends    Cost      Balance    Dividends     Cost
                                                           -------     ---------    ----      -------    ---------     ----
                                                                           ($ in thousands)
Interest-earning assets:
    Loans                                                 $ 784,943      12,492     6.37%    $ 733,343      12,722     6.94%
    Securities                                               86,045         603     2.80        88,324         588     2.66
    Other interest-earning assets (1)                        27,111         125     1.84        58,805         267     1.82
                                                          ---------      ------              ---------    --------

            Total interest-earning assets                   898,099      13,220     5.89       880,472      13,577     6.17
                                                                         ------                           --------

Noninterest-earning assets                                   63,347                             50,727
                                                          ---------                          ---------

            Total assets                                  $ 961,446                          $ 931,199
                                                          =========                          =========

Interest-bearing liabilities:
    NOW and money-market accounts                           169,469         165      .39       142,689         236      .66
    Savings accounts                                         26,724          36      .54        25,727          41      .64
    Certificates                                            488,287       3,535     2.90       489,321       4,138     3.38
    Federal Home Loan Bank advances                         133,000       1,814     5.46       149,000       2,002     5.37
    Other borrowings (2)                                     22,307         120     2.15        20,161         125     2.48
                                                          ---------      ------              ---------    --------

            Total interest-bearing liabilities              839,787       5,670     2.70       826,898       6,542     3.16
                                                                         ------                           --------

Noninterest-bearing deposits                                 33,954                             21,720
Noninterest-bearing liabilities                               9,131                             10,218
Stockholders' equity                                         78,574                             72,363
                                                          ---------                          ---------

            Total liabilities and stockholders' equity    $ 961,446                          $ 931,199
                                                          =========                          =========

Net interest income                                                    $  7,550                           $  7,035
                                                                         ======                           ========

Interest-rate spread (3)                                                            3.19%                              3.01%
                                                                                   =====                              =====

Net interest-earning assets, net margin (4)               $  58,312                 3.36%    $  53,574                 3.20%
                                                          =========                =====     =========                =====

Ratio of interest-earning assets to
    interest-bearing liabilities                               1.07                               1.06
                                                          =========                          =========

(1)   Includes interest-earning deposits and Federal Home Loan Bank stock.

(2)   Includes other borrowed funds and junior subordinated debentures.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin is annualized net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

General Operating Results. Net income for the three-month period ended March 31, 2004 was $2.3 million, or $.42 per basic share and $.41 per diluted share, compared to $2.4 million, or $.44 per basic share and $.43 per diluted share, for the comparable period in 2003. All per share information has been presented to reflect the three-for-two stock split in 2003. The $90,000 decrease in net income resulted primarily from an increase in noninterest expense of $445,000 and a decrease in noninterest income of $305,000, not withstanding a $515,000 increase in net interest income.

Interest Income. Interest income decreased $357,000 to $13.2 million for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. The decrease was due to a decrease in the average yield earned on interest-earning assets from 6.17% for the three months ended March 31, 2003 to 5.89% for the three months ended March 31, 2004. The decrease in yield was partially offset by a $17.6 million or 2.0% increase in average interest-earning assets outstanding for the three months ended March 31, 2004.

Interest Expense. Interest expense decreased $872,000 or 13.3%, from $6.5 million for the three-month period ended March 31, 2003 to $5.7 million for the three-month period ended March 31, 2004. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.16% for the three months ended March 31, 2003 to 2.70% for the comparable 2004 period, partially offset by an increase of $12.9 million or 1.6% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $657.7 million outstanding during the three months ended March 31, 2003 to $684.5 million outstanding during the comparable period for 2004. Average borrowings decreased from $169.2 million during the three months ended March 31, 2003 to $155.3 million for the comparable 2004 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company's charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2004 and 2003 of $339,000 and $406,000, respectively. Net loans charged off for the three-month periods ended March 31, 2004 and 2003 were $183,000 and $276,000, respectively. Management believes that the allowance for loan losses, which was $5.6 million or .69% of gross loans at March 31, 2004 is adequate.

Noninterest Income. Noninterest income decreased $305,000 or 23.8% from $1.3 million during the 2003 period to $1.0 million during the 2004 period. The decrease was primarily due to a $121,000 decrease in gain on sales of loans held for sale and a $212,000 decrease in other service charges and fees and other noninterest income. These decreases resulted from a slowdown in the Company's mortgage refinancing activities as interest rates began to steady during the period. During the three months ended March 31, 2004, the Company originated $7.2 million of loans intended to be sold in the secondary market compared to the $16.3 million originated in the first three months in 2003.

Noninterest Expense. Noninterest expense increased by $445,000 or 10.8% from $4.1 million for the three-month period ended March 31, 2003 to $4.6 million for the three-month period ended March 31, 2004. The increase was primarily due to increases of $214,000 in salaries and employee benefits, $118,000 in data processing expense and $54,000 in occupancy expense all related to the overall growth of the Company.

Income Taxes. The Company made a provision for $1.4 million for income taxes for the three-month period ended March 31, 2003 (an effective tax rate of 37.9%) and $1.4 million (an effective tax rate of 37.5%) for the corresponding period in 2004.

                               FFLC BANCORP, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest-rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

      Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, and is effected by adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company's market risk exposure since December 31, 2003. The Company does not believe that the interest rate swap entered into in September 2002 exposes the Company to significant interest rate risk.

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

                               FFLC BANCORP, INC.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Common Stock. The following table shows information relating to the repurchase of shares of its common stock by the Holding Company during the three months ended March 31, 2004:

                                                        Total Number       Maximum
                                                          of Shares         Number
                                                        Purchased as       of Shares
                                                      Part of Publicly  that May Yet Be
                           Total Number    Average       Announced      Purchased Under
                            of Shares     Price Paid      Plans or       the Plans or
                            Purchased     Per Share       Programs         Programs
                            ---------     ---------       --------         --------

           January              100         $ 29.34          100            232,573
           February              --              --           --            232,573
           March                 --              --           --            232,573
                               ----                         ----           --------

                   Total        100         $ 29.34          100            232,573
                               ====         =======         ====           ========

      Junior Subordinated Debentures. The Holding Company has the right at one or more times, unless an event of default exists under the floating rate junior subordinated deferrable interest debentures due September 26, 2032 (the "Debentures"), to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. During that time, the Holding Company will be prohibited from declaring or paying cash dividends on its common stock.

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

      *** Incorporated herein by reference into this document from the September 30, 1999 FFLC Bancorp, Inc. Form 10-Q filed November 3, 1999.

      (b) The following Form 8-K was filed during the three-month period ended March 31, 2004:

      On January 16, 2004, the Registrant filed a Form 8-K as notification that the Registrant issued a press release on January 16, 2004 announcing the Registrant's earnings for the fourth quarter and fiscal year ending December 31, 2003 and the declaration of a dividend.

                               FFLC BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 23, 2004

                                                  FFLC Bancorp, Inc.


                                     By:   /s/ Stephen T. Kurtz
                                           -----------------------------------
                                     Name: Stephen T. Kurtz, President and
                                           Chief Executive Officer


                                     By:   /s/ Paul K. Mueller
                                           -----------------------------------
                                     Name: Paul K. Mueller, Executive Vice
                                           President and Treasurer