Form 10-Q
period 2004-06-30
FFLC BANCORP INC
filed 2004-07-23
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act): Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                5,405,179 shares outstanding at
Common stock, par value $.01 per share                   July 20, 2004
--------------------------------------          -------------------------------

                                 CONFORMED COPY

                               FFLC BANCORP, INC.

                                      INDEX

Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page
                                                                            ----
     Condensed Consolidated Balance Sheets -
       at June 30, 2004 (Unaudited) and at December 31, 2003...................2

     Condensed Consolidated Statements of Income (Unaudited) -
       Three and Six months ended June 30, 2004 and 2003.......................3

     Condensed Consolidated Statements of Changes in Stockholders' Equity
       (Unaudited) - Six months ended June 30, 2004 and 2003.................4-5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six months ended June 30, 2004 and 2003...............................6-7

     Notes to Condensed Consolidated Financial Statements (Unaudited).......8-13

     Review by Independent Registered Public Accounting Firm..................14

     Report of Independent Registered Public Accounting Firm..................15

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................16-23

   Item 3.  Quantative and Qualitative Disclosures About Market Risk..........24

   Item 4.  Controls and Procedures...........................................24

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................25

   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
     Equity Securities........................................................25

   Item 3.  Default upon Senior Securities....................................25

   Item 4.  Submission of Matters to a Vote of Security Holders...............26

   Item 5.  Other Information.................................................27

   Item 6.  Exhibits and Reports on Form 8-K..................................27

SIGNATURES....................................................................28

                               FFLC BANCORP, INC.

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)

                                                                           At               At
                                                                        June 30,       December 31,
                                                                          2004             2003
                                                                          ----             ----
            Assets                                                     (unaudited)
Cash and due from banks                                                $    36,129         35,072
Interest-earning deposits                                                   17,160         27,088
                                                                       -----------       --------

            Cash and cash equivalents                                       53,289         62,160

Securities available for sale                                               73,126         82,137
Loans, net of allowance for loan losses of $5,891 in 2004
    and $5,490 in 2003                                                     842,423        767,987
Accrued interest receivable                                                  3,759          3,849
Premises and equipment, net                                                 22,879         21,448
Foreclosed assets                                                            1,151            881
Federal Home Loan Bank stock, at cost                                        7,650          6,900
Deferred income taxes                                                        1,340          1,134
Other assets                                                                 5,378          1,418
                                                                       -----------       --------

            Total                                                      $ 1,010,995        947,914
                                                                       ===========       ========

            Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                     39,953         31,481
    NOW and money-market accounts                                          180,025        161,527
    Savings accounts                                                        28,344         26,636
    Certificates                                                           491,925        485,945
                                                                       -----------       --------

            Total deposits                                                 740,247        705,589

Advances from Federal Home Loan Bank                                       153,000        133,000
Other borrowed funds                                                        17,242         17,786
Junior subordinated debentures                                               5,155          5,155
Accrued expenses and other liabilities                                      14,862          9,028
                                                                       -----------       --------

            Total liabilities                                              930,506        870,558
                                                                       -----------       --------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none outstanding                                                        --             --
    Common stock, $.01 par value, 15,000,000 shares authorized,
        6,398,202 in 2004 and 6,397,202 in 2003 shares issued                   64             64
    Additional paid-in-capital                                              32,160         31,837
    Retained income                                                         68,346         65,071
    Accumulated other comprehensive income (loss)                             (118)           297
    Treasury stock, at cost (1,002,023 shares in 2004 and
        1,000,048 shares in 2003)                                          (19,963)       (19,913)
                                                                       -----------       --------

            Total stockholders' equity                                      80,489         77,356
                                                                       -----------       --------

            Total                                                      $ 1,010,995        947,914
                                                                       ===========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                   ($ in thousands, except per share amounts)

                                                            Three Months Ended              Six Months Ended
                                                                      June 30,                      June 30,
                                                            ------------------           -------------------
                                                           2004           2003           2004           2003
                                                           ----           ----           ----           ----
Interest income:
    Loans                                            $   12,704         12,590         25,196         25,312
    Securities                                              566            537          1,169          1,125
    Other                                                   119            202            244            469
                                                     ----------      ---------      ---------      ---------

            Total interest income                        13,389         13,329         26,609         26,906
                                                     ----------      ---------      ---------      ---------

Interest expense:
    Deposits                                              3,697          4,230          7,433          8,645
    Borrowed funds                                        1,973          2,087          3,907          4,214
                                                     ----------      ---------      ---------      ---------

            Total interest expense                        5,670          6,317         11,340         12,859
                                                     ----------      ---------      ---------      ---------

            Net interest income                           7,719          7,012         15,269         14,047

Provision for loan losses                                   394            388            733            794
                                                     ----------      ---------      ---------      ---------

            Net interest income after provision
                for loan losses                           7,325          6,624         14,536         13,253
                                                     ----------      ---------      ---------      ---------

Noninterest income:
    Deposit account fees                                    356            255            615            486
    Other service charges and fees                          565            702          1,015          1,286
    Net gain on sales of loans held for sale                130            359            280            630
    Other                                                   191            116            310            313
                                                     ----------      ---------      ---------      ---------

            Total noninterest income                      1,242          1,432          2,220          2,715
                                                     ----------      ---------      ---------      ---------

Noninterest expense:
    Salaries and employee benefits                        2,648          2,500          5,308          4,946
    Occupancy expense                                       718            702          1,420          1,350
    Data processing expense                                 389            280            780            553
    Advertising and promotion                               189            116            353            253
    Professional services                                   138            120            270            223
    Other                                                   592            545          1,110          1,060
                                                     ----------      ---------      ---------      ---------

            Total noninterest expense                     4,674          4,263          9,241          8,385
                                                     ----------      ---------      ---------      ---------

Income before income taxes                                3,893          3,793          7,515          7,583

            Income taxes                                  1,479          1,427          2,837          2,863
                                                     ----------      ---------      ---------      ---------

Net income                                           $    2,414          2,366          4,678          4,720
                                                     ==========      =========      =========      =========

Basic income per share                               $      .45            .44            .87            .88
                                                     ==========      =========      =========      =========

Weighted-average number of shares outstanding
    for basic                                         5,396,185      5.385.407      5,395,344      5,380,428
                                                     ==========      =========      =========      =========

Diluted income per share                             $      .44            .43            .85            .86
                                                     ==========      =========      =========      =========

Weighted-average number of shares outstanding
    for diluted                                       5,482,649      5,483,407      5,484,720      5,480,746
                                                     ==========      =========      =========      =========

Dividends per share                                  $      .13            .10            .26            .20
                                                     ==========      =========      =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements

                               FFLC BANCORP, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                     Six Months Ended June 30, 2004 and 2003
                                ($ in thousands)

                                                   Common Stock                                         Accumulated
                                               -------------------   Additional                             Other         Total
                                               Number of               Paid-In    Treasury   Retained   Comprehensive  Stockholders'
                                                Shares      Amount     Capital      Stock     Income        Income        Equity
                                               ---------    ------   ----------   --------   --------   -------------  -------------
Balance at December 31, 2002                   4,574,944      $46       31,638     (19,667)    58,409         636         71,062
                                                                                                                         -------

Comprehensive income:
  Net income (unaudited)                              --       --           --          --      4,720          --          4,720

Change in unrealized gains on securities
       available for sale, net of income tax
       benefit of $51 (unaudited)                     --       --           --          --         --         (86)           (86)

  Change in unrealized loss on derivative
       instrument, net of income tax
       benefit of $41 (unaudited)                     --       --           --          --         --         (66)           (66)
                                                                                                                         -------

Comprehensive income (unaudited)                                                                                           4,568
                                                                                                                         -------

Net proceeds from the issuance of common
  stock, stock options exercised
  (unaudited)                                     25,890       --          174          --         --          --            174

Dividends paid (unaudited)                            --       --           --          --     (1,084)         --         (1,084)

Purchase of treasury stock, 8,379 shares
  (unaudited)                                         --       --           --        (247)        --          --           (247)

Three-for-two stock split (unaudited)          1,792,269       18          (18)         --         --          --             --
                                               ---------      ---      -------     -------    -------        ----        -------

Balance at June 30, 2003 (unaudited)           6,393,103      $64       31,794     (19,914)    62,045         484         74,473
                                               =========      ===      =======     =======    =======        ====        =======

                                                                     (continued)

                               FFLC BANCORP, INC.

      Condensed Consolidated Statements of Changes in Stockholders' Equity
                             (Unaudited), Continued

                     Six Months Ended June 30, 2004 and 2003
                                ($ in thousands)

                                                   Common Stock                                        Accumulated
                                               --------------------  Additional                            Other         Total
                                               Number of               Paid-In   Treasury    Retained  Comprehensive  Stockholders'
                                                 Shares      Amount    Capital     Stock      Income   Income (Loss)     Equity
                                               ---------     ------  ----------  --------    --------  -------------  -------------
Balance at December 31, 2003                    6,397,202      $64      31,837    (19,913)    65,071        297          77,356
                                                                                                                        -------

Comprehensive income:
  Net income (unaudited)                               --       --          --         --      4,678         --           4,678

Change in unrealized gains on securities
       available for sale, net of income tax
       benefit of $295 (unaudited)                     --       --          --         --         --       (488)           (488)

  Change in unrealized loss on derivative
       instrument, net of income taxes
       of $44 (unaudited)                              --       --          --         --         --         73              73
                                                                                                                        -------

Comprehensive income (unaudited)                                                                                          4,263
                                                                                                                        -------

Net proceeds from the issuance of common
  stock, stock options exercised
  (unaudited)                                       1,000       --          17         --         --         --              17

Tax benefit from stock compensation plans              --       --         306         --         --         --             306

Dividends paid (unaudited)                             --       --          --         --     (1,403)        --          (1,403)

Purchase of treasury stock, 1,975 shares
  (unaudited)                                          --       --          --        (50)        --         --             (50)
                                                ---------      ---      ------    -------    -------       ----         -------

Balance at June 30, 2004 (unaudited)            6,398,202      $64      32,160    (19,963)    68,346       (118)         80,489
                                                =========      ===      ======    =======    =======       ====         =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                                    Six Months Ended
                                                                                                            June 30,
                                                                                                 -------------------
                                                                                                 2004           2003
                                                                                                 ----           ----
Cash flows from operating activities:
    Net income                                                                              $   4,678          4,720
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                 733            794
        Depreciation and amortization                                                             663            632
        Deferred income taxes                                                                      45           (282)
        Net amortization of premiums and discounts on securities                                  244            559
        Net amortization of deferred loan fees and costs                                           66            147
        Net gain on sales of loans held for sale                                                 (280)          (630)
        Loans originated for sale                                                             (11,222)       (41,851)
        Proceeds from sales of loans held for sale                                             16,757         42,412
        Tax benefit from stock compensation plans                                                 306             --
        Decrease in accrued interest receivable                                                    90            335
        (Increase) decrease in other assets                                                    (3,926)            65
        Increase in accrued expenses and other liabilities                                      5,917          2,612
                                                                                            ---------       --------

                    Net cash provided by operating activities                                  14,071          9,513
                                                                                            ---------       --------

Cash flows from investing activities:
    Proceeds from principal repayments and maturities on securities available for sale         12,218         13,748
    Purchase of securities available for sale                                                  (4,234)       (19,650)
    Loan disbursements                                                                       (150,225)      (127,297)
    Principal repayments on loans                                                              68,666        117,889
    Purchase of premises and equipment, net                                                    (2,094)        (1,671)
    (Purchase) redemption of Federal Home Loan Bank stock                                        (750)           800
    Net proceeds from sales of foreclosed assets                                                  799            645
                                                                                            ---------       --------

                    Net cash used in investing activities                                     (75,620)       (15,536)
                                                                                            ---------       --------

Cash flows from financing activities:
    Net increase in deposits                                                                   34,658         13,999
    Net increase (decrease) in advances from Federal Home Loan Bank                            20,000        (16,000)
    Net (decrease) increase in other borrowed funds                                              (544)         2,984
    Issuance of common stock                                                                       17            174
    Purchase of treasury stock                                                                    (50)          (247)
    Cash dividends paid                                                                        (1,403)        (1,084)
                                                                                            ---------       --------

                    Net cash provided by (used in) financing activities                        52,678           (174)
                                                                                            ---------       --------

Net decrease in cash and cash equivalents                                                      (8,871)        (6,197)

Cash and cash equivalents at beginning of period                                               62,160         69,394
                                                                                            ---------       --------

Cash and cash equivalents at end of period                                                  $  53,289         63,197
                                                                                            =========       ========

                                                                     (continued)

                               FFLC BANCORP, INC.

                                 (In thousands)

                                                                                                    Six Months Ended
                                                                                                            June 30,
                                                                                               ---------------------
                                                                                               2004             2003
                                                                                               ----             ----
Supplemental disclosures of cash flow information-
    Cash paid during the period for:
        Interest                                                                        $    11,279           12,900
                                                                                        ===========      ===========

        Income taxes                                                                    $     2,798            3,383
                                                                                        ===========      ===========

Noncash investing and financing activities:
    Accumulated other comprehensive income:
        Net change in unrealized gain on securities available for sale, net of tax      $      (488)             (86)
                                                                                        ===========      ===========

        Net change in unrealized loss on derivative instrument, net of tax              $        73              (66)
                                                                                        ===========      ===========

    Transfer from loans to foreclosed assets                                            $     1,069              873
                                                                                        ===========      ===========

    Loans originated on sales of foreclosed assets                                      $        --              136
                                                                                        ===========      ===========

    Loans funded by and sold to correspondent                                           $     3,068            7,633
                                                                                        ===========      ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FFLC BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc. (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004 and the results of operations for the three- and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for the three-and six-month periods ended June 30, 2004, are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

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

2. Loans. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated (in thousands):

                                                                At June 30, 2004       At December 31, 2003
                                                            --------------------       --------------------
                                                                            % of                       % of
                                                            Amount         Total       Amount         Total
                                                            ------         -----       ------         -----
      First mortgage loans secured by:
          One-to-four-family residential *                $407,387         46.44%    $384,514         48.22%
          Construction and land                             65,699          7.49       43,575          5.47
          Multi-family units                                14,032          1.60       12,453          1.56
          Commercial real estate, churches and other       187,598         21.39      167,381         20.99
                                                          --------      --------     --------      --------

              Total first mortgage loans                   674,716         76.92      607,923         76.24

      Consumer loans                                       165,916         18.91      155,438         19.50
      Commercial loans                                      36,608          4.17       33,990          4.26
                                                          --------      --------     --------      --------

              Total loans (1)                              877,240        100.00%     797,351        100.00%
                                                                        ========                   ========

      Undisbursed portion of loans in process              (29,830)                   (24,573)
      Net deferred loan costs                                  904                        699
      Allowance for loan losses (2)                         (5,891)                    (5,490)
                                                          --------                   --------

              Loans, net                                  $842,423                   $767,987
                                                          ========                   ========

* Includes $10.3 million and $15.6 million of loans classified as held for sale at June 30, 2004 and December 31, 2003, respectively.

(1) Total loans outstanding by department consisted of the following ($ in thousands):

                                                 At
                                 ------------------
                                      June 30, 2004       December 31, 2003
                                 ------------------       -----------------
                                               % of                    % of
                                 Amount       Total        Amount     Total
                                 ------       -----        ------     -----

      Residential             $ 399,506       45.54%    $ 372,551     46.72%
      Commercial                307,461       35.05       265,655     33.32
      Consumer                  170,273       19.41       159,145     19.96
                              ---------      ------     ---------    ------

                              $ 877,240      100.00%    $ 797,351    100.00%
                              =========      ======     =========    ======

                                                                     (continued)

                               FFLC BANCORP, INC.

2.    Loans, Continued.

(2) Total allowance for loan losses by department consisted of the following ($ in thousands):

                                              At
                             -------------------
                                   June 30, 2004         December 31, 2003
                             -------------------       -------------------
                                            % to                      % to
                                           Gross                     Gross
                             Amount        Loans       Amount        Loans
                             ------        -----       ------        -----

      Residential            $  820          .21%      $  911          .24%
      Commercial              3,740         1.22        3,371         1.27
      Consumer                1,331          .78        1,208          .76
                             ------                    ------

                             $5,891          .67%      $5,490          .69%
                             ======       ======       ======       ======

      Total gross loans originated by department, including unfunded construction and line of credit loans, consisted of the following (in thousands):

                          Three Months Ended          Six Months Ended
                                    June 30,                  June 30,
                          ------------------          ----------------
                           2004         2003         2004         2003
                           ----         ----         ----         ----

      Residential      $ 51,012       51,578       88,425       96,591
      Commercial         43,141       27,038       81,107       52,936
      Consumer           34,007       26,274       60,638       47,247
                       --------      -------      -------      -------

                       $128,160      104,890      230,170      196,774
                       ========      =======      =======      =======

3. Loan Impairment and Loan Losses. The Company also prepares a quarterly review of the adequacy of the allowance for loan losses to identify and value impaired loans in accordance with the guidance in Statements of Financial Accounting Standards No. 114 and 118.

      An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                    Three Months Ended         Six Months Ended
                                              June 30,                 June 30,
                                    ------------------         ----------------
                                      2004        2003        2004         2003
                                      ----        ----        ----         ----

      Beginning balance            $ 5,646       5,311       5,490        5,181
      Provision for loan losses        394         388         733          794
      Net loans charged-off           (149)       (273)       (332)        (549)
                                   -------      ------      ------       ------

      Ending balance               $ 5,891       5,426       5,891        5,426
                                   =======      ======      ======       ======

                                                                     (continued)

                               FFLC BANCORP, INC.

3. Loan Impairment and Loan Losses, Continued. The following summarizes the amount of impaired loans, all of which were collateral dependent (in thousands):

                                                                                          At
                                                                     -----------------------
                                                                     June 30,   December 31,
                                                                     --------   ------------
                                                                         2004           2003
                                                                         ----           ----
      Loans identified as impaired:
          Gross loans with no related allowance for losses            $ 2,992          2,971
          Gross loans with related allowance for losses recorded          400            400
          Less: Allowances on these loans                                 (50)           (50)
                                                                      -------         ------

      Net investment in impaired loans                                $ 3,342          3,321
                                                                      =======         ======

      The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                     Three Months Ended    Six Months Ended
                                                               June 30,            June 30,
                                                     ------------------    ----------------
                                                          2004     2003       2004     2003
                                                          ----     ----       ----     ----
      Average net investment in impaired loans          $3,335      594      3,332      518
                                                        ======      ===      =====      ===

      Interest income recognized on impaired loans      $    6        7         12        9
                                                        ======      ===      =====      ===

      Interest income received on impaired loans        $    6        7         12        9
                                                        ======      ===      =====      ===

      Nonaccrual and accruing loans past due ninety days or more were as follows (in thousands):

                                                                             At
                                                       ------------------------
                                                       June 30,    December 31,
                                                       --------    ------------
                                                           2004            2003
                                                           ----            ----

      Nonaccrual loans                                   $5,651           5,287
      Accruing loans past due ninety days or more            --              --
                                                         ------           -----

          Total                                          $5,651           5,287
                                                         ======           =====

                                                                     (continued)

                               FFLC BANCORP, INC.

4. Income Per Share of Common Stock. Basic income per share of common stock has been computed by dividing the net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Retention and Recognition Plan ("RRP") are only considered outstanding when the shares are released or committed to be released for allocation to participants. Diluted income per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. All per share amounts reflect the three-for-two stock split declared on February 14, 2003. The following table presents the calculation of basic and diluted income per share of common stock for the periods indicated:

                                                                            Three Months Ended                  Six Months Ended
                                                                                      June 30,                          June 30,
                                                                            ------------------                  ----------------
                                                                         2004             2003             2004             2003
                                                                         ----             ----             ----             ----
      Weighted-average shares of common stock issued and
            outstanding before adjustments for RRP and
            common stock options                                    5,397,695        5,389,510        5,397,501        5,384,531
         Adjustment to reflect the effect of unallocated
            RRP average shares                                         (1,510)          (4,103)          (2,157)          (4,103)
                                                                   ----------       ----------       ----------       ----------

         Weighted-average shares for basic income per share         5,396,185        5,385,407        5,395,344        5,380,428
                                                                   ==========       ==========       ==========       ==========

         Basic income per share                                    $      .45              .44              .87              .88
                                                                   ==========       ==========       ==========       ==========

         Total weighted-average common shares and
            equivalents outstanding for basic income per
            share computation                                       5,396,185        5,385,407        5,395,344        5,380,428

         Additional dilutive shares using the average market
            value for the period utilizing the treasury stock
            method regarding stock options                             86,464           98,000           89,376          100,318
                                                                   ----------       ----------       ----------       ----------

         Weighted-average common shares and equivalents
            outstanding for diluted income per share                5,482,649        5,483,407        5,484,720        5,480,746
                                                                   ==========       ==========       ==========       ==========

         Diluted income per share                                  $      .44              .43              .85              .86
                                                                   ==========       ==========       ==========       ==========

5. Stock Split. On February 14, 2003, the Board of Directors declared a three-for-two stock split in the nature of a dividend on the common shares outstanding on February 28, 2003, which was distributed on March 14, 2003. In lieu of fractional shares resulting from the split, stockholders received cash based on the closing price on the record date.

                                                                     (continued)

                               FFLC BANCORP, INC.

6. Stock Option Plans. During 2002, the Company adopted a new stock option plan (the "2002 Plan") which authorizes the Company to issue up to 375,000 shares (adjusted) in connection with options granted to directors, officers or employees of the Company. The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the then current market value of the common stock at the grant date. At June 30, 2004, 367,447 options remain available for future grants under the 2002 Plan.

      The Company also has a 1993 stock option plan (the "1993 Plan") under which common shares are authorized to be issued in connection with options granted to directors, officers and employees of the Company. Options granted under the 1993 Plan are exercisable at the market price of the common stock at the date of grant. Such incentive stock options granted to officers and employees are exercisable in three equal annual installments, with the first installment becoming exercisable one year from the date of grant. Options granted to outside directors are exercisable immediately, but any common shares obtained from exercise of the options may not be sold prior to one year from the date of grant. All options expire at the earlier of ten years from the date of grant for officers and employees or twenty years for directors or one year following the date which the outside director, officer or employee ceases to serve in such capacity. All authorized options under the 1993 Plan have been granted.

      The following is a summary of stock option transactions during the six-month periods ended June 30, 2004 and 2003 (all options and option price per share information has been adjusted to reflect the three-for-two stock split in 2003):

                                                                                 Weighted-
                                                                                  Average
                                                  Number         Range of        Exercise
                                                of Options   Exercise Prices       Price
                                                ----------   ---------------     --------
      Outstanding, December 31, 2002             152,327       $ 4.00-14.17         6.61
      Exercised                                  (28,003)        4.00-11.75         5.50
                                                 -------

      Outstanding, June 30, 2003                 124,324       $ 4.00-14.17         6.97
                                                 =======       ============        =====

      Outstanding, December 31, 2003             170,796       $ 4.00-26.74        12.61
      Granted                                      7,553              25.36        25.36
      Exercised                                   (1,000)        8.00-26.74        17.37
                                                 -------

      Outstanding, June 30, 2004                 177,349       $ 4.00-26.74        13.13
                                                 =======       ============        =====

                                                                     (continued)

                               FFLC BANCORP, INC.

6.    Stock Option Plans, Continued Statement of Financial Accounting Standards
      (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively, "SFAS 123") requires pro forma fair value disclosures if the intrinsic value method is being utilized to value stock-based compensation awards. For purposes of pro forma disclosure, the estimated fair value of stock options granted is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for the stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income during the periods presented, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share data):

                                                                     Three Months Ended                Six Months Ended
                                                                               June 30,                        June 30,
                                                                     ------------------                ----------------
                                                                   2004            2003            2004            2003
                                                                   ----            ----            ----            ----
      Weighted-average grant-date fair value of stock
           options issued during the period                  $       42             N/A              42             N/A
                                                             ==========      ==========      ==========      ==========

      Net income, as reported                                $    2,414           2,366           4,678           4,720

      Deduct:  Total stock-based employee compensation
           determined under the fair value based method
           for all awards, net of related tax benefit               (65)             --            (104)             --
                                                             ----------      ----------      ----------      ----------

      Proforma net income                                    $    2,349           2,366           4,574           4,720
                                                             ==========      ==========      ==========      ==========

      Basic income per share, as reported                    $      .45             .44             .87             .88
                                                             ==========      ==========      ==========      ==========

      Proforma basic income per share                        $      .44             .44             .85             .88
                                                             ==========      ==========      ==========      ==========

      Diluted income per share, as reported                  $      .44             .43             .85             .86
                                                             ==========      ==========      ==========      ==========

      Proforma diluted income per share                      $      .43             .43             .83             .86
                                                             ==========      ==========      ==========      ==========

7. Reclassifications. Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

                               FFLC BANCORP, INC.

             Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004, and for the three- and six-month periods ended June 30, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             Report of Independent Registered Public Accounting Firm

FFLC Bancorp, Inc.
Leesburg, Florida:

      We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiaries (the "Company") as of June 30, 2004, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2004 and 2003 and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

      We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
July 9, 2004

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

      The Bank's principal business continues to be attracting retail deposits from the general public and investing those deposits, together with borrowings and principal repayments on loans and investments and funds generated from operations in loans. Those loans are primarily loans secured by first mortgages on one-to-four-family homes or commercial real estate. The Bank also makes commercial and consumer loans and, to a lesser extent, construction, land and multi-family mortgage loans. In addition, the Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and its agencies. The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured up to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency, and the FDIC as its deposit insurer.

      The Bank has sixteen full-service banking facilities in Lake, Sumter, Citrus and Marion Counties, Florida. The Bank's sixteenth branch opened during the second quarter of 2004 in Sumter County.

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

      To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of nonperformance by the other party to the off-balance sheet financial instrument, the Company's exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the contractual amounts of the Company's financial instruments with off-balance sheet risk at June 30, 2004 follows (in thousands):

      Commitments to extend credit                                 $34,554
                                                                   =======

      Unused lines of credit                                       $96,182
                                                                   =======

      Undisbursed portion of loans in process                      $29,830
                                                                   =======

      Standby letters of credit                                    $ 3,111
                                                                   =======

Capital Resources

      The Company believes that it will have sufficient funds available to meet its commitments. At June 30, 2004, certificates of deposit which were scheduled to mature in one year or less totaled $275.5 million. Based on past experience, management believes that a significant portion of those funds will remain with the Company.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of June 30, 2004, the Bank meets all capital adequacy requirements to which it is subject.

                               FFLC BANCORP, INC.

      As of June 30, 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and percentages at June 30, 2004 are also presented in the table.

                                                                                                       To Be Well
                                                                                    Minimum           Capitalized
                                                                                For Capital            For Prompt
                                                                                   Adequacy     Corrective Action
                                                        Actual                     Purposes            Provisions
                                                        ------                  -----------     -----------------
                                              %         Amount              %        Amount          %     Amount
                                            ---         ------            ---        ------        ---     ------
                                                                           ($ in thousands)
      Stockholders' equity,
          and ratio to total
          assets                          8.29%    $    83,842
      Less: investment in
          nonincludable
          subsidiary                                    (4,451)
      Add: unrealized loss on
          securities available for sale                     13
                                                   -----------

      Tangible capital,
          and ratio to adjusted
          total assets                    7.89%    $    79,404           1.5%      $ 15,100
                                                   ===========                     ========

      Tier 1 (core) capital, and
          ratio to adjusted total
          assets                          7.89%    $    79,404           3.0%      $ 30,200       5.0%   $ 50,333
                                                   ===========                     ========              ========

      Tier 1 capital, and ratio
          to risk-weighted assets        11.07%         79,404           4.0%      $ 28,690       6.0%   $ 43,035
                                                                                   ========              ========

      Tier 2 capital (allowance for
          loan losses)                                   5,787
                                                   -----------

      Total risk-based capital,
          and ratio to risk-
          weighted assets                11.88%    $    85,191           8.0%      $ 57,380      10.0%   $ 71,726
                                                   ===========                     ========              ========

      Total assets                                 $ 1,011,095
                                                   ===========

      Adjusted total assets                        $ 1,006,652
                                                   ===========

      Risk-weighted assets                         $   717,255
                                                   ===========

                               FFLC BANCORP, INC.

The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                  Six Months                         Six Months
                                                                     Ended          Year Ended          Ended
                                                                   June 30,        December 31,       June 30,
                                                                     2004              2003             2003
                                                                  ----------       ------------      ----------
      Average equity as a percentage
         of average assets                                            8.11%            8.02%            7.86%

      Total equity to total assets at end of period                   7.96%            8.16%            8.07%

      Return on average assets (1)                                     .96%             .98%            1.01%

      Return on average equity (1)                                   11.80%           12.23%           12.87%

      Noninterest expense to average assets (1)                       1.89%            1.86%            1.80%

      Nonperforming assets to total assets
         at end of period                                              .67%             .65%             .64%

      Operating efficiency ratio (1)                                 52.84%           51.66%           50.02%

(1)   Annualized for the six months ended June 30, 2004 and 2003.

                                                                           At              At              At
                                                                        June 30,      December 31,       June 30,
                                                                          2004            2003            2003
                                                                        --------      ------------       --------
      Weighted-average interest rates:
        Interest-earning assets:
           Loans                                                          6.19%           6.45%            6.74%
           Securities                                                     3.25%           3.24%            4.24%
           Other interest-earning assets                                  2.05%           1.45%            1.76%
                Total interest-earning assets                             5.86%           5.96%            6.31%
        Interest-bearing liabilities:
           Interest-bearing deposits                                      2.04%           2.22%            2.57%
           Borrowed funds                                                 4.75%           4.93%            5.09%
                Total interest-bearing liabilities                        2.56%           2.70%            2.96%
        Interest-rate spread                                              3.30%           3.26%            3.35%

Changes in Financial Condition

Total assets increased $63.1 million or 6.7%, from $947.9 million at December 31, 2003 to $1,011.0 million at June 30, 2004, primarily as a result of a $74.4 million increase in net loans. Deposits increased $34.7 million from $705.6 million at December 31, 2003 to $740.2 million at June 30, 2004 and advances from the Federal Home Loan Bank increased $20.0 million to $153.0 million at June 30, 2004 from $133.0 million at December 31, 2003. The $3.1 million net increase in stockholders' equity during the six months ended June 30, 2004 resulted primarily from net income of $4.7 million less dividends paid of $1.4 million.

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

                                                                                                    Three Months Ended June 30,
                                                        -----------------------------------------------------------------------
                                                                                    2004                                   2003
                                                        --------------------------------        -------------------------------
                                                                    Interest     Average                    Interest    Average
                                                        Average        and        Yield/        Average        and       Yield/
                                                        Balance     Dividends      Cost         Balance     Dividends     Cost
                                                        -------     ---------      ----         -------     ---------     ----
                                                                                                        ($ in thousands)
Interest-earning assets:
    Loans                                             $ 815,700        12,704      6.23%      $  745,201       12,590     6.76%
    Securities                                           83,070           566      2.73           85,725          537     2.51
    Other interest-earning assets (1)                    24,630           119      1.93           49,419          202     1.63
                                                      ---------     ---------                 ----------    ---------

        Total interest-earning assets                   923,400        13,389      5.80          880,345       13,329     6.06
                                                                    ---------                               ---------

Noninterest-earning assets                               69,984                                   54,826
                                                      ---------                               ----------

        Total assets                                  $ 993,384                               $  935,171
                                                      =========                               ==========

Interest-bearing liabilities:
    NOW and money-market accounts                       170,293           166       .39          148,599          217      .58
    Savings accounts                                     27,629            34       .49           25,835           40      .62
    Certificates                                        504,136         3,497      2.77          487,400        3,973     3.26
    Federal Home Loan Bank advances                     138,989         1,853      5.33          141,582        1,963     5.55
    Other borrowed funds (2)                             21,966           120      2.19           21,226          124     2.34
                                                      ---------     ---------                 ----------    ---------

        Total interest-bearing liabilities              863,013         5,670      2.63          824,642        6,317     3.06
                                                                    ---------                               ---------

Noninterest-bearing deposits                             38,003                                   24,639
Noninterest-bearing liabilities                          12,382                                   11,280
Stockholders' equity                                     79,986                                   74,610
                                                      ---------                               ----------

        Total liabilities and
            stockholders' equity                      $ 993,384                               $  935,171
                                                      =========                               ==========

Net interest income                                                 $   7,719                               $   7,012
                                                                    =========                               =========

Interest-rate spread (3)                                                           3.17%                                  3.00%
                                                                                   ====                                   ====

Net interest-earning assets,
    net margin (4)                                    $  60,387                    3.34%      $   55,703                  3.19%
                                                      =========                    ====       ==========                  ====

Ratio of interest-earning assets to
    interest-bearing liabilities                           1.07                                     1.07
                                                           ====                                     ====

(1)   Includes interest-earnings deposits and Federal Home Loan Bank stock.

(2)   Includes other borrowed funds and junior subordinated debentures.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net margin is annualized net interest income divided by average interest-earning assets.

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

                                                                                                      Six Months Ended June 30,
                                                        -----------------------------------------------------------------------
                                                                                    2004                                   2003
                                                        --------------------------------        -------------------------------
                                                                    Interest     Average                    Interest    Average
                                                        Average        and        Yield/        Average        and       Yield/
                                                        Balance     Dividends      Cost         Balance     Dividends     Cost
                                                        -------     ---------      ----         -------     ---------     ----
                                                                                                        ($ in thousands)
Interest-earning assets:
    Loans                                             $ 800,322        25,196      6.30%      $  739,305       25,312     6.85%
    Securities                                           84,557         1,169      2.76           83,188        1,125     2.70
    Other interest-earning assets (1)                    25,870           244      1.89           57,915          469     1.62
                                                      ---------     ---------                 ----------    ---------

        Total interest-earning assets                   910,749        26,609      5.84          880,408       26,906     6.11
                                                                    ---------                               ---------

Noninterest-earning assets                               66,668                                   52,791
                                                      ---------                               ----------

        Total assets                                  $ 977,417                               $  933,199
                                                      =========                               ==========

Interest-bearing liabilities:
    NOW and money-market accounts                       171,723           331       .39          146,099          454      .62
    Savings accounts                                     27,176            70       .52           25,781           81      .63
    Certificates                                        496,212         7,032      2.83          488,355        8,110     3.32
    Federal Home Loan Bank advances                     135,994         3,667      5.39          145,271        3,965     5.46
    Other borrowed funds (2)                             22,307           240      2.15           20,697          249     2.41
                                                      ---------     ---------                 ----------    ---------

        Total interest-bearing liabilities              853,412        11,340      2.66          826,203       12,859     3.11
                                                                    ---------                               ---------

Noninterest-bearing deposits                             33,954                                   22,926
Noninterest-bearing liabilities                          10,759                                   10,747
Stockholders' equity                                     79,292                                   73,323
                                                      ---------                               ----------

        Total liabilities and stockholders' equity    $ 977,417                               $  933,199
                                                      =========                               ==========

Net interest income                                                 $  15,269                               $  14,047
                                                                    =========                               =========

Interest-rate spread (3)                                                           3.18%                                  3.00%
                                                                                   ====                                   ====

Net interest-earning assets,
    net margin (4)                                    $  57,337                    3.35%      $   54,205                  3.19%
                                                      =========                    ====       ==========                  ====

Ratio of interest-earning assets to
    interest-bearing liabilities                           1.07                                     1.07
                                                           ====                                     ====

(1)   Includes interest-earnings deposits and Federal Home Loan Bank stock.

(2)   Includes other borrowed funds and junior subordinated debentures.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net margin is annualized net interest income divided by average interest-earning assets.

                               FFLC BANCORP, INC.

       Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

General Operating Results. Net income for the three-month period ended June 30, 2004 was $2.4 million, or $.45 per basic share and $.44 per diluted share, compared to $2.4 million, or $.44 per basic share and $.43 per diluted share, for the comparable period in 2003. All per share information has been adjusted to reflect the three-for-two stock split in 2003. The increase in net income was primarily a result of an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Interest Income. Interest income increased $60,000 to $13.4 million for the three-month period ended June 30, 2003. The increase was due to a $43.1 million or 4.9% increase in average interest-earning assets outstanding for the three months ended June 30, 2004 compared to the 2003 period, partially offset by a decrease in the average yield earned on interest-earning assets from 6.06% for the three months ended June 30, 2003 to 5.80% for the three months ended June 30, 2004.

Interest Expense. Interest expense decreased $647,000 or 10.2%, from $6.3 million for the three-month period ended June 30, 2003 to $5.7 million for the three-month period ended June 30, 2004. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.06% for the three months ended June 30, 2003 to 2.63% for the comparable 2004 period, partially offset by an increase of $38.4 million in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased $40.2 million from $661.8 million outstanding during the three months ended June 30, 2003 to $702.1 million outstanding during the comparable period for 2004. Average borrowings decreased $1.9 million from $162.8 million during the three months ended June 30, 2003 to $161.0 million for the comparable 2004 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management. It is based upon the volume and type of lending conducted by the Company, the Company's charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2004 and 2003 of $394,000 and $388,000, respectively. Net loans charged off for the three-month periods ended June 30, 2004 and 2003 were $149,000 and $273,000, respectively. Management believes that the allowance for loan losses, which was $5.9 million or .67% of gross loans at June 30, 2004, is adequate.

Noninterest Income. Noninterest income decreased $190,000 or 13.3% from $1.4 million during the 2003 period to $1.2 million during the 2004 period. The decrease was partly due to a $229,000 decrease from period to period in gain on sales of loans held for sale. The Company originated $8.2 million of loans held for sale during the three months ended June 30, 2004 compared to $25.9 million during the comparable 2003 period. This decrease in originations and sales resulted from a general slow down in secondary market activity with the recent increase in interest rates.

Noninterest Expense. Noninterest expense increased by $411,000 or 9.6% from $4.3 million for the three-month period ended June 30, 2003 to $4.7 million for the three-month period ended June 30, 2004. The increase was primarily due to increases of $148,000 in salaries and employee benefits and $109,000 in data processing expense related to the overall growth of the Company.

Income Taxes. Income taxes increased from $1.4 million for the three-month period ended June 30, 2003 (an effective tax rate of 37.6%) to $1.5 million (an effective tax rate of 38.0%) for the corresponding period in 2004.

                               FFLC BANCORP, INC.

        Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

General Operating Results. Net income for the six-month period ended June 30, 2004 was $4.7 million, or $.87 per basic share and $.85 per diluted share, compared to $4.7 million, or $.88 per basic share and $.86 per diluted share, for the comparable period in 2003. All per share information has been adjusted to reflect the three-for-two stock split in 2003. The decrease in net income was primarily a result of a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income.

Interest Income. Interest income decreased $297,000 to $26.6 million for the six-month period ended June 30, 2004. The decrease was due to a decrease in the average yield earned on interest-earning assets from 6.11% for the six months ended June 30, 2003 to 5.84% for the six months ended June 30, 2004, partially offset by a $30.3 million or 3.4% increase in average interest-earning assets outstanding for the six months ended June 30, 2004 compared to the 2003 period.

Interest Expense. Interest expense decreased $1.5 million or 11.8%, from $12.9 million for the six-month period ended June 30, 2003 to $11.3 million for the six-month period ended June 30, 2004. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.11% for the six months ended June 30, 2003 to 2.66% for the comparable 2004 period, partially offset by an increase of $27.2 million in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased $34.9 million from $660.2 million outstanding during the six months ended June 30, 2003 to $695.1 million outstanding during the comparable period for 2004. Average borrowings decreased $7.7 million from $166.0 million during the six months ended June 30, 2003 to $158.3 million for the comparable 2004 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management. It is based upon the volume and type of lending conducted by the Company, the Company's charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2004 and 2003 of $733,000 and $794,000, respectively. Net loans charged off for the six-month periods ended June 30, 2004 and 2003 were $332,000 and $549,000, respectively. Management believes that the allowance for loan losses, which was $5.9 million or .67% of gross loans at June 30, 2004, is adequate.

Noninterest Income. Noninterest income decreased $495,000 or 18.2% from $2.7 million during the 2003 period to $2.2 million during the 2004 period. The decrease was mainly due to a $350,000 decrease from period to period in gain on sales of loans held for sale. The Company originated $16.8 million of loans held for sale during the six months ended June 30, 2004 compared to $42.4 million during the same period for 2003. This decrease in originations and sales resulted from a general slow down in secondary market activity as interest rates began to rise in 2004.

Noninterest Expense. Noninterest expense increased by $856,000 or 10.2% from $8.4 million for the six-month period ended June 30, 2003 to $9.2 million for the six-month period ended June 30, 2004. The increase was primarily due to increases of $362,000 in salaries and employee benefits and $227,000 in data processing expense related to the overall growth of the Company.

Income Taxes. Income taxes decreased from $2.9 million for the six-month period ended June 30, 2003 (an effective tax rate of 37.8%) to $2.8 million (an effective tax rate of 37.8%) for the corresponding period in 2004.

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

      Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2003. The Company does not believe that the interest rate swap entered into in September 2002 exposes the Company to significant interest rate risk.

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

Item 2. Changes in Securities and Use of Proceeds

Common Stock. The following table shows information relating to the repurchase of shares of its common stock by the Holding Company during the three months ended June 30, 2004:

                                                            Total Number        Maximum
                                                              of Shares          Number
                                                            Purchased as        of Shares
                                                          Part of Publicly   that May Yet Be
                              Total Number      Average       Announced      Purchased Under
                                of Shares     Price Paid      Plans or        the Plans or
                                Purchased      Per Share      Programs          Programs
                              ------------    ----------  ----------------   ---------------
            April                     --        $    --             --          232,573
            May                       --             --             --          232,573
            June                   1,875          25.00          1,875          230,698
                                 -------                       -------

                    Total          1,875        $ 25.00          1,875          230,698
                                 =======        =======        =======          =======

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

Item 3. Defaults upon Senior Securities

      Not applicable

                               FFLC BANCORP, INC.

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders (the "Annual Meeting") of FFLC Bancorp, Inc. was held on May 13, 2004, to consider: (i) the election of three directors each for a term of three years and (ii) the ratification of the appointment of the Company's independent auditors for the year ending December 31, 2004. At the Annual Meeting, incumbent Directors Howard H. Hewitt, H.D. Robuck, Jr., and Stephen T. Kurtz were reelected. The terms of Directors Joseph J. Junod, Claron D. Wagner, Paul K. Mueller, James P. Logan and Ted R. Ostrander, Jr. continued after the Annual Meeting.

      At the Annual Meeting, 4,624,561 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

      Proposal I.

      The election of three directors, each for a term of three years:

                                                                   Abstentions
                                                                   and Broker
                                     For             Against        Nonvotes
                                     ---             -------       -----------

      Howard H. Hewitt            4,591,322           33,239               --
                                  =========        =========        =========

      H.D. Robuck, Jr             4,444,431          180,130               --
                                  =========        =========        =========

      Stephen T. Kurtz            4,504,480          120,081               --
                                  =========        =========        =========

      Proposal II:

      To ratify the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the year ending December 31, 2004:

                                                                   Abstentions
                                                                    and Broker
                                     For             Against         Nonvotes
                                     ---             -------       -----------
                                  4,597,273           14,691           12,597
                                  =========        =========        =========

                               FFLC BANCORP, INC.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following exhibits are filed as part of this report.

            3.1   Certificate of Incorporation of FFLC Bancorp, Inc.*

            3.2   Amended Bylaws of FFLC Bancorp, Inc.

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

      *** Incorporated herein by reference into this document from the September 30, 1999 FFLC Bancorp, Inc. Form 10-Q filed November 3, 1999.

      (b) The following Forms 8-K were filed during the three-month period ended June 30, 2004:

            On April 9, 2004, the Company filed a Form 8-K to disclose that the Company had issued a press release to announce the Company's first quarter earnings and declaration of a dividend.

            On May 10, 2004, the Company filed a Form 8-K to disclose that the Company had issued a press release to announce that the Company will be participating in the 2004 America's Community Bankers' Community Bank Investor Conference in New York City.

            On May 14, 2004, the Company filed Form 8-K to disclose that the Company had issued a press release to announce that a new Chairman, Vice Chairman and Director had been elected for the Board of the Company.

                               FFLC BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 23, 2004

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