Form 10-Q
period 2004-09-30
FFLC BANCORP INC
filed 2004-10-25
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Registrant’s Telephone Number, Including Area Code (352) 787-3311

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act): Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	5,405,429 shares outstanding at October 21, 2004

CONFORMED COPY

1
FFLC BANCORP, INC. Part I. FINANCIAL INFORMATION Item 1. Financial Statements Condensed Consolidated Balance Sheets ($ in thousands, except per share amounts)

	At September 30, 2004	At December 31, 2003

Assets	(unaudited)

Cash and due from banks	$41,500	35,072
Interest-earning deposits	23,559	27,088

Cash and cash equivalents	65,059	62,160

Securities available for sale	71,563	82,137
Loans, net of allowance for loan losses of $6,118 in 2004
and $5,490 in 2003	861,435	767,987
Accrued interest receivable	3,897	3,849
Premises and equipment, net	22,718	21,448
Foreclosed assets	528	881
Federal Home Loan Bank stock, at cost	7,650	6,900
Deferred income taxes	1,508	1,134
Other assets	5,335	1,418

Total	$1,039,693	947,914

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	40,567	31,481
NOW and money-market accounts	182,616	161,527
Savings accounts	29,556	26,636
Certificates	517,468	485,945

Total deposits	770,207	705,589

Advances from Federal Home Loan Bank	153,000	133,000
Other borrowed funds	15,099	17,786
Junior subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	13,639	9,028

Total liabilities	957,100	870,558

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized,
6,408,802 in 2004 and 6,397,202 in 2003 shares issued	64	64
Additional paid-in-capital	32,283	31,837
Retained income	70,327	65,071
Accumulated other comprehensive income (loss)	(81)	297
Treasury stock, at cost (1,003,373 shares in 2004 and
1,000,048 shares in 2003)	(20,000)	(19,913)

Total stockholders’ equity	82,593	77,356

Total	$1,039,693	947,914

See accompanying Notes to Condensed Consolidated Financial Statements.
2
FFLC BANCORP, INC. Condensed Consolidated Statements of Income (Unaudited) ($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Interest income:
Loans	$13,301	12,264	38,497	37,576
Securities	556	482	1,725	1,607
Other	170	160	414	629

Total interest income	14,027	12,906	40,636	39,812

Interest expense:
Deposits	3,742	3,916	11,175	12,561
Borrowed funds	2,132	2,010	6,039	6,224

Total interest expense	5,874	5,926	17,214	18,785

Net interest income	8,153	6,980	23,422	21,027

Provision for loan losses	389	330	1,122	1,124

Net interest income after provision for loan losses	7,764	6,650	22,300	19,903

Noninterest income:
Deposit account fees	395	276	1,010	762
Other service charges and fees	479	670	1,494	1,956
Net gain on sales of loans held for sale	111	381	391	1,011
Other	292	138	602	451

Total noninterest income	1,277	1,465	3,497	4,180

Noninterest expense:
Salaries and employee benefits	2,723	2,624	8,031	7,570
Occupancy expense	747	704	2,167	2,054
Data processing expense	407	333	1,187	886
Professional services	139	123	409	346
Advertising and promotion	116	111	469	364
Other	575	540	1,685	1,600

Total noninterest expense	4,707	4,435	13,948	12,820

Income before income taxes	4,334	3,680	11,849	11,263

Income taxes	1,650	1,387	4,487	4,250

Net income	$2,684	2,293	7,362	7,013

Basic income per share	$.50	.42	1.37	1.30

Weighted-average number of shares outstanding
for basic	5,403,300	5,389,768	5,398,349	5,383,140

Diluted income per share	$.49	.42	1.34	1.28

Weighted-average number of shares outstanding
for diluted	5,486,033	5,482,560	5,484,992	5,481,431

Dividends per share	$.13	.13	.39	.33

See accompanying Notes to Condensed Consolidated Financial Statements
3
FFLC BANCORP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2004 and 2003 ($ in thousands)

	Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount		Treasury Stock	Retained Income

Balance at December 31, 2002	4,574,944	$46	31,638	(19,667)	58,409	636	71,062

Comprehensive income:
Net income (unaudited)	—	—	—	—	7,013	—	7,013

Change in unrealized gains on securities
available for sale, net of income tax
benefit of $203 (unaudited)	—	—	—	—	—	(336)	(336)

Change in unrealized loss on derivative
instrument, net of income tax
benefit of $10 (unaudited)	—	—	—	—	—	(17)	(17)

Comprehensive income (unaudited)							6,660

Net proceeds from the issuance of common
stock, stock options exercised
(unaudited)	26,715	—	191	—	—	—	191

Dividends paid (unaudited)	—	—	—	—	(1,784)	—	(1,784)

Purchase of treasury stock, 8,379 shares
(unaudited)	—	—	—	(247)	—	—	(247)

Three-for-two stock split (unaudited)	1,792,269	18	(18)	—	—	—	—

Balance at September 30, 2003 (unaudited)	6,393,928	$64	31,811	(19,914)	63,638	283	75,882

(continued)
4
FFLC BANCORP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Nine Months Ended September 30, 2004 and 2003 ($ in thousands)

	Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount		Treasury Stock	Retained Income

Balance at December 31, 2003	6,397,202	$64	31,837	(19,913)	65,071	297	77,356

Comprehensive income:
Net income (unaudited)	—	—	—	—	7,362	—	7,362

Change in unrealized gains on securities
available for sale, net of income tax
benefit of $247 (unaudited)	—	—	—	—	—	(409)	(409)

Change in unrealized loss on derivative
instrument, net of income tax
benefit of $19 (unaudited)	—	—	—	—	—	31	31

Comprehensive income (unaudited)							6,984

Net proceeds from the issuance of common
stock, stock options exercised
(unaudited)	11,600	—	132	—	—	—	132

Tax benefit from stock compensation plans	—	—	314	—	—	—	314

Dividends paid (unaudited)	—	—	—	—	(2,106)	—	(2,106)

Purchase of treasury stock, 3,325 shares
(unaudited)	—	—	—	(87)	—	—	(87)

Three-for-two stock split (unaudited)	—	—	—	—	—	—	—

Balance at September 30, 2004 (unaudited)	6,408,802	$64	32,283	(20,000)	70,327	(81)	82,593

See accompanying Notes to Condensed Consolidated Financial Statements.
5
FFLC BANCORP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$7,362	7,013
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,122	1,124
Depreciation and amortization	1,009	989
Deferred income taxes	(146)	(262)
Net amortization of premiums and discounts on securities	324	912
Net amortization of deferred loan fees and costs	108	216
Net gain on sales of loans held for sale	(391)	(1,011)
Loans originated for sale	(10,644)	(69,173)
Proceeds from sales of loans held for sale	16,921	71,767
Tax benefit from stock compensation plans	314	—
Decrease in accrued interest receivable	(48)	727
Decrease (increase) in other assets	(3,917)	38
Increase in accrued expenses and other liabilities	4,661	2,726

Net cash provided by operating activities	16,675	15,066

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities
available for sale	21,986	27,754
Purchase of securities available for sale	(12,392)	(30,482)
Loan disbursements	(227,199)	(186,426)
Principal repayments on loans	125,217	180,129
Purchase of premises and equipment, net	(2,279)	(2,350)
Redemption (purchase) of Federal Home Loan Bank stock	(750)	800
Net proceeds from sales of foreclosed assets	1,771	1,181

Net cash used in investing activities	(93,646)	(9,394)

(continued)
6
FFLC BANCORP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Nine Months Ended September 30,

	2004	2003

Cash flows from financing activities:
Net increase in deposits	$64,618	17,441
Net (decrease) increase in advances from Federal Home Loan Bank	20,000	(16,000)
Net increase in other borrowed funds	(2,687)	849
Issuance of common stock	132	191
Purchase of treasury stock	(87)	(247)
Cash dividends paid	(2,106)	(1,784)

Net cash provided by financing activities	79,870	450

Net increase in cash and cash equivalents	2,899	6,122

Cash and cash equivalents at beginning of period	62,160	69,394

Cash and cash equivalents at end of period	$65,059	75,516

Supplemental disclosures of cash flow information-
Cash paid during the period for:
Interest	$17,055	18,891

Income taxes	$4,178	4,908

Noncash investing and financing activities:
Accumulated other comprehensive income:
Net change in unrealized gain on securities available for sale, net of tax	$(409)	(336)

Net change in unrealized loss on derivative instrument, net of tax	$31	(17)

Transfers from loans to foreclosed assets	$1,743	1,418

Loans originated on sales of foreclosed assets	$325	136

Loans funded by and sold to correspondent	$8,697	12,264

See accompanying Notes to Condensed Consolidated Financial Statements.
7
FFLC BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of FFLC Bancorp, Inc.(the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004 and the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three-and nine-month periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

The condensed consolidated financial statements include the accounts of the Holding Company and its two subsidiaries, First Federal Savings Bank of Lake County (the “Bank”) and First Alliance Title, LLC and the Bank’s wholly-owned subsidiary, Lake County Service Corporation (together, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. First Alliance Title, LLC ceased operations in November 2003.

2. Loans. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and percentages at the dates indicated (in thousands):

	At September 30, 2004		At December 31, 2003

	Amount	% of Total	Amount	% of Total

First mortgage loans secured by:
One-to-four-family residential *	$419,428	46.33%	$384,514	48.22%
Construction and land	75,819	8.37	43,575	5.47
Multi-family units	13,561	1.50	12,453	1.56
Commercial real estate, churches and other	184,149	20.34	167,381	20.99

Total first mortgage loans	692,957	76.54	607,923	76.24

Consumer loans	174,410	19.26	155,438	19.50
Commercial loans	38,005	4.20	33,990	4.26

Total loans (1)	905,372	100.00%	797,351	100.00%

Undisbursed portion of loans in process	(38,856)		(24,573)
Net deferred loan costs	1,037		699
Allowance for loan losses (2)	(6,118)		(5,490)

Loans, net	$861,435		$767,987

*	Includes $9.7 million and $15.6 million of loans classified as held for sale at September 30, 2004 and December 31, 2003, respectively.

(1) Total loans outstanding by department consisted of the following ($ in thousands):

	At
	September 30, 2004		December 31, 2003

	Amount	% of Total	Amount	% of Total

Residential	$414,552	45.79%	$372,551	46.72%
Commercial	312,729	34.54	265,655	33.32
Consumer	178,091	19.67	159,145	19.96

	$905,372	100.00%	$797,351	100.00%

(continued)
8
FFLC BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loans, Continued.

(2) Total allowance for loan losses by department consisted of the following ($ in thousands):

	At

	September 30, 2004		December 31, 2003

	Amount	% to Gross Loans	Amount	% to Gross Loans

Residential	$919.22%		$911.24%
Commercial	3,798	1.21	3,371	1.27
Consumer	1,401.79		1,208.76

	$6,118.68%		$5,490.69%

Total gross loans originated by department, including unfunded construction and line of credit loans, consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Residential	$49,814	57,583	138,239	154,174
Commercial	35,630	22,238	116,737	75,174
Consumer	31,944	24,381	92,582	71,628

	$117,388	104,202	347,558	300,976

3. Loan Impairment and Loan Losses. The Company prepares a quarterly review of the adequacy of the allowance for loan losses to identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

An analysis of the change in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Beginning balance	$5,891	5,426	5,490	5,181
Provision for loan losses	389	330	1,122	1,124
Net loans charged-off	(162)	(345)	(494)	(894)

Ending balance	$6,118	5,411	6,118	5,411

(continued)
9
FFLC BANCORP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses, Continued. The following summarizes the amount of impaired loans, all of which were collateral dependent (in thousands):

	At

	September 30,	December 31,

	2004	2003

Loans identified as impaired:
Gross loans with no related allowance for losses	$731	2,971
Gross loans with related allowance for losses recorded	400	400
Less: Allowances on these loans	(50)	(50)

Net investment in impaired loans	$1,081	3,321

The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Average net investment in impaired loans	$2,211	3,149	2,958	1,742

Interest income recognized on impaired loans	$4	64	16	73

Interest income received on impaired loans	$4	64	16	73

Nonaccrual and past due loans were as follows (in thousands):

	At

	September 30,	December 31,

	2004	2003

Nonaccrual loans	$3,170	5,287
Accruing loans past due ninety days or more	159	—

Total	$3,329	5,287

The decrease in impaired and nonaccrual loans during the quarter mainly resulted from the pay-down of one agricultural loan that had been in nonaccrual and designated as impaired.

(continued)
10
FFLC BANCORP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Income Per Share of Common Stock. Basic income per share of common stock has been computed by dividing the net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Retention and Recognition Plan (“RRP”) are only considered outstanding when the shares are released or committed to be released for allocation to participants. Diluted income per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. All per share amounts reflect the three-for-two stock split declared on February 14, 2003. The following table presents the calculation of basic and diluted income per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
Weighted-average shares of common stock issued
and outstanding before adjustments for
RRP and common stock options	5,403,300	5,393,871	5,399,859	5,387,243

Adjustment to reflect the effect of unallocated
RRP average shares	—	(4,103)	(1,510)	(4,103)

Weighted-average shares for basic income per
share	5,403,300	5,389,768	5,398,349	5,383,140

Basic income per share	$.50	.42	1.37	1.30

Total weighted-average common shares and
equivalents outstanding for basic income
per share computation	5,403,300	5,389,768	5,398,349	5,383,140

Additional dilutive shares using the average market
value for the period utilizing the treasury stock
method regarding stock options	82,733	92,792	86,643	98,291

Weighted-average shares and equivalents
outstanding for diluted income per share	5,486,033	5,482,560	5,484,992	5,481,431

Diluted income per share	$.49	.42	1.34	1.28

5. Stock Split. On February 14, 2003, the Board of Directors declared a three-for-two stock split in the nature of a dividend on the common shares outstanding on February 28, 2003, which was distributed on March 14, 2003. In lieu of fractional shares resulting from the split, stockholders received cash based on the closing price on the record date.

(continued)
11
FFLC BANCORP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Stock Option Plans. During 2002, the Company adopted a new stock option plan (the “2002 Plan”) which authorizes the Company to issue up to 375,000 shares (adjusted) in connection with options granted to directors, officers or employees of the Company. The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the then current market value of the common stock at the grant date. At September 30, 2004, 367,447 options remain available for future grants under the 2002 Plan.

The Company also has a 1993 stock option plan (the “1993 Plan”) under which common shares are authorized to be issued in connection with options granted to directors, officers and employees of the Company. Options granted under the 1993 Plan are exercisable at the market price of the common stock at the date of grant. Such incentive stock options granted to officers and employees are exercisable in three equal annual installments, with the first installment becoming exercisable one year from the date of grant. Options granted to outside directors are exercisable immediately, but any common shares obtained from exercise of the options may not be sold prior to one year from the date of grant. All options expire at the earlier of ten years from the date of grant for officers and employees or twenty years for directors or one year following the date which the outside director, officer or employee ceases to serve in such capacity. All authorized options under the 1993 Plan have been granted.

The following is a summary of stock option transactions during the nine-month periods ended September
30, 2004 and 2003 (all options and option price per share information has been adjusted to reflect the three-for-two stock split in 2003):

	Number of Options	Range of Exercise Prices	Weighted- Average Exercise Price

Outstanding, December 31, 2002	152,327	$4.00-14.17	6.61
Exercised	(28,828)	4.00-11.75	6.03

Outstanding, September 30, 2003	123,499	$4.00-14.17	6.99

Outstanding, December 31, 2003	170,796	$4.00-26.74	12.61
Granted	7,553	25.36	25.36
Exercised	(11,600)	8.00-26.74	11.44

Outstanding, September 30, 2004	166,749	$4.00-26.74	13.27

(continued)
12
FFLC BANCORP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Stock Option Plans, Continued. Statement of Financial Accounting Standards (SFAS) No. 123,
Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively, “SFAS 123”) requires pro forma fair value disclosures if the intrinsic value method is being utilized to value stock-based compensation awards. For purposes of pro forma disclosure, the estimated fair value of stock options granted is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The Company accounts for the stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income during the periods presented, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation ($ in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2004		2003	2004	2003

Weighted-average-grant-date fair value of
stock options issued during the period	$	N/A	N/A	42	N/A

Net income, as reported		$2,684	2,293	7,362	7,013

Deduct: Total stock-based employee compensation
determined under the fair value based method
for all awards, net of related tax benefit		(38)	—	(142)	—

Proforma net income		$2,646	2,293	7,220	7,013

Basic income per share:
As reported		$.50	.42	1.37	1.30

Proforma		$.49	.42	1.34	1.30

Diluted income per share:
As reported		$.49	.42	1.34	1.28

Proforma		$.48	.42	1.32	1.28

7. Reclassifications. Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.
13
FFLC BANCORP, INC. Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2004, and for the three- and nine-month periods ended September 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.
14
Report of Independent Registered Public Accounting Firm

FFLC Bancorp, Inc. Leesburg, Florida:

        We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2004, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2004 and 2003 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

        We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA Orlando, Florida October 18, 2004
15
FFLC BANCORP, INC. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

FFLC Bancorp, Inc., (the “Holding Company”) is the holding company for First Federal Savings Bank of Lake County (the “Bank”) and the Bank’s wholly-owned subsidiary, Lake County Service Corporation (“LCSC”) (together, the “Company”). The Company’s consolidated results of operations are primarily those of the Bank.

The Bank’s principal business continues to be attracting retail deposits from the general public and investing those deposits, together with borrowings and principal repayments on loans and investments and funds generated from operations in loans. Those loans are primarily loans secured by first mortgages on one-to-four-family homes or commercial real estate. The Bank also makes commercial and consumer loans and, to a lesser extent, construction, land and multi-family mortgage loans. In addition, the Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and its agencies. The Bank’s revenues are derived principally from interest on its loan and securities portfolios. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and its deposits are insured up to the applicable limits by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to regulation by the Office of Thrift Supervision (the “OTS”) as its chartering agency, and the FDIC as its deposit insurer.

The Bank has sixteen full-service banking facilities in Lake, Sumter, Citrus and Marion Counties, Florida. The Bank’s sixteenth branch opened during the second quarter of 2004 in Sumter County.

The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest income earned primarily on its loan and securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Company’s operating results are also affected, to a lesser extent, by fee income. The Company’s operating expenses consist primarily of salaries and employee benefits, occupancy expenses, and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.
16
FFLC BANCORP, INC.

Off-Balance Sheet Arrangements

The Company’s primary sources of funds include proceeds from payments and prepayments on mortgage loans and mortgage-backed securities, proceeds from maturities of investment securities, and increases in deposits and advances from the Federal Home Loan Bank and other borrowed funds. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of nonperformance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Based on it’s capital resources shown below, the Company believes that it will have sufficient funds available to meet its commitments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at September 30, 2004 follows (in thousands):

Commitments to extend credit	$24,842

Unused lines of credit	$108,583

Undisbursed portion of loans in process	$38,856

Standby letters of credit	$2,997

Capital Resources

At September 30, 2004, certificates of deposit which were scheduled to mature in one year or less totaled $259.8 million. Based on past experience, management believes that a significant portion of those funds will remain with the Company to meet it’s commitments.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in regulators initiating certain mandatory, and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of September 30, 2004, the Bank meets all capital adequacy requirements to which it is subject.
17

FFLC BANCORP, INC.

As of September 30, 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and percentages at September 30, 2004 are also presented in the table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized For Prompt Corrective Action Provisions

	%	Amount	%	Amount	%	Amount

			($ in thousands)
Stockholders’ equity,
and ratio to total
assets	8.19%	$85,210
Less: investment in
nonincludable
subsidiary		(4,449)
Less: unrealized gain on
securities available for sale		(58)

Tangible capital,
and ratio to adjusted
total assets	7.79%	$80,703	1.5%	$15,531

Tier 1 (core) capital, and
ratio to adjusted
total assets	7.79%	$80,703	3.0%	$31,061	5.0%	$51,769

Tier 1 capital, and ratio
to risk-weighted assets	11.02%	80,703	4.0%	$29,206	6.0%	$43,959

Tier 2 capital (allowance for
loan losses)		6,037

Total risk-based capital,
and ratio to risk-
weighted assets	11.84%	$86,740	8.0%	$58,611	10.0%	$73,264

Total assets		$1,039,887

Adjusted total assets		$1,035,372

Risk-weighted assets		$732,642

18
FFLC BANCORP, INC. The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2004

		Year Ended December 31, 2003	Nine Months Ended September 30, 2003

Average equity as a percentage
of average assets	8.08%	8.02%	7.96%

Total equity to total assets at end of period	7.94%	8.16%	8.20%

Return on average assets (1)	.99%	.98%	1.01%

Return on average equity (1)	12.24%	12.23%	12.63%

Noninterest expense to average assets (1)	1.87%	1.86%	1.84%

Nonperforming assets to total assets
at end of period	.37%	.65%	.64%

Operating efficiency ratio (1)	51.81%	51.66%	50.86%

(1) Annualized for the nine months ended September 30, 2004 and 2003.

	At September 30, 2004	At December 31, 2003	At September 30, 2003

Weighted-average interest rates:
Interest-earning assets:
Loans	6.28%	6.45%	6.57%
Securities	3.12%	3.24%	3.90%
Other interest-earning assets	2.23%	1.45%	1.32%
Total interest-earning assets	5.92%	5.96%	6.03%
Interest-bearing liabilities:
Interest-bearing deposits	2.20%	2.22%	2.37%
Borrowed funds	4.85%	4.93%	5.13%
Total interest-bearing liabilities	2.59%	2.70%	2.80%
Interest-rate spread	3.33%	3.26%	3.23%

Changes in Financial Condition

Total assets increased $91.8 million or 9.68%, from $947.9 million at December 31, 2003 to $1,039.7 million at September 30, 2004, primarily as a result of a $93.4 million increase in net loans. Deposits increased $64.6 million from $705.6 million at December 31, 2003 to $770.2 million at September 30, 2004 and advances from the Federal Home Loan Bank increased $20.0 million to $153.0 million at September 30, 2004 from $133.0 million at December 31, 2003. The $5.2 million net increase in stockholders’ equity during the nine months ended September 30, 2004 resulted primarily from net income of $7.4 million less dividends paid of $2.1 million.

19

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

	Three Months Ended September 30,

	2004			2003

	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost

	($ in Thousands)
Interest-earning assets:
Loans	$848,962	13,301	6.27%	$736,183	12,264	6.66%
Securities	80,005	556	2.78	87,031	482	2.22
Other interest-earning assets (1)	28,295	170	2.40	42,478	160	1.51

Total interest-earning assets	957,262	14,027	5.86	865,692	12,906	5.96

Noninterest-earning assets	67,486			57,500

Total assets	$1,024,748			$923,192

Interest-bearing liabilities:
NOW and money-market accounts	181,072	168.37		150,907	163.43
Savings accounts	28,911	34.47		25,804	37.57
Certificates	504,488	3,540	2.81	478,979	3,716	3.10
Federal Home Loan Bank advances	153,000	2,008	5.25	133,000	1,891	5.69
Other borrowed funds (2)	21,824	124	2.27	21,944	119	2.17

Total interest-bearing liabilities	889,295	5,874	2.64	810,634	5,926	2.92

Noninterest-bearing deposits	42,591			26,059
Noninterest-bearing liabilities	10,991			10,902
Stockholders’ equity	81,871			75,597

Total liabilities and stockholders’ equity	$1,024,748			$923,192

Net interest income		$8,153			$6,980

Interest-rate spread (3)			3.22%			3.04%

Net interest-earning assets, net margin (4)	$67,967		3.41%	$55,058		3.23%

Ratio of interest-earning assets to interest-bearing
liabilities	1.08			1.07

(1)	Includes interest-bearing deposits and Federal Home Loan Bank stock.

(2)	Includes other borrowed funds and junior subordinated debentures.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net margin is annualized net interest income divided by average interest-earning assets.
20

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

	Nine Months Ended September 30,

	2004			2003

	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost

	($ in Thousands)
Interest-earning assets:
Loans	$816,654	38,497	6.29%	$738,253	37,576	6.79%
Securities	83,029	1,725	2.77	89,478	1,607	2.39
Other interest-earning assets (1)	26,684	414	2.07	47,718	629	1.76

Total interest-earning assets	926,367	40,636	5.85	875,449	39,812	6.06

Noninterest-earning assets	66,944			54,377

Total assets	$993,311			$929,826

Interest-bearing liabilities:
NOW and money-market accounts	173,592	499.38		147,798	617.56
Savings accounts	27,758	104.50		25,789	118.61
Certificates	498,991	10,572	2.82	485,195	11,826	3.25
Federal Home Loan Bank advances	141,704	5,675	5.34	141,136	5,856	5.53
Other borrowed funds (2)	22,032	364	2.20	21,117	368	2.32

Total interest-bearing liabilities	864,077	17,214	2.66	821,035	18,785	3.05

Noninterest-bearing deposits	38,179			24,006
Noninterest-bearing liabilities	10,845			10,738
Stockholders’ equity	80,210			74,047

Total liabilities and stockholders’ equity	$993,311			$929,826

Net interest income		$23,422			$21,027

Interest-rate spread (3)			3.19%			3.01%

Net interest-earning assets, net margin (4)	$62,290		3.37%	$54,414		3.20%

Ratio of interest-earning assets to
interest-bearing liabilities	1.07			1.07

(1)	Includes interest-bearing deposits and Federal Home Loan Bank stock.

(2)	Includes other borrowed funds and junior subordinated debentures.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net margin is annualized net interest income divided by average interest-earning assets.
21
FFLC BANCORP, INC. Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

General Operating Results. Net income for the three-month period ended September 30, 2004 was $2.7 million, or $.50 per basic and $.49 per diluted share, compared to $2.3 million, or $.42 per basic share and diluted share, for the comparable period in 2003. All per share information has been adjusted to reflect the three-for-two stock split in 2003. The increase in net income was primarily the result of an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Interest Income. Interest income increased $1.1 million to $14.0 million for the three-month period ended
September 30, 2004. The increase was due to a $91.6 million increase in average interest-earning assets outstanding for the three-month period ended September 30, 2004 compared to the 2003 period, and was partially offset by a decrease in the average yield earned on interest-earning assets from 5.96% for the three-month period ended September 30, 2003 to 5.86% for the three-month period ended September 30, 2004.

Interest Expense. Interest expense decreased $52,000 or .9%, from $5.93 million for the three-month period ended September 30, 2003 to $5.87 million for the three-month period ended September 30, 2004. Average interest-bearing deposits outstanding during the three-month period ended September 30, 2004 increased $58.8 million and was offset by a decrease in the average cost of interest-bearing deposits from 2.39% for the three-month period ended September 30, 2003 to 2.10% for the comparable 2004 period. Average borrowings increased $19.9 million from $154.9 million during the three-month period ended September 30, 2003 to $174.8 million for the comparable 2004 period, and was offset by a decrease in the average cost of borrowed funds from 5.19% for the three-month period ended September 30, 2003 to 4.88% for the comparable 2004 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management. It is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2004 and 2003 of $389,000 and $330,000, respectively. Net loans charged off for the three-month periods ended September 30, 2004 and 2003 were $162,000 and $345,000, respectively. Management believes that the allowance for loan losses, which was $6.1 million or .68% of gross loans at September 30, 2004 is adequate.

Noninterest Income. Noninterest income decreased $188,000 or 12.8% from $1.5 million during the three-
month period ended September 30, 2003 to $1.3 million during the 2004 period. The decrease was partly due to a $270,000 decrease in gain on sales of loans held for sale and a decrease of $191,000 in other service charges and fees. Those decreases were offset by a $119,000 increase in deposit account fees and a $154,000 increase in other income.

Noninterest Expense. Noninterest expense increased by $272,000 or 6.1% from $4.4 million for the three-
month period ended September 30, 2003 to $4.7 million for the three-month period ended September 30, 2004. The increase was primarily due to increases of $99,000 in salaries and employee benefits, $74,000 in data processing expense, and $43,000 in occupancy expense related to the overall growth of the Company.

Income Taxes. Income taxes increased from $1.4 million for the three-month period ended September 30,
2003 (an effective tax rate of 37.7%) to $1.7 million (an effective tax rate of 38.1%) for the corresponding period in 2004.
22
FFLC BANCORP, INC. Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

General Operating Results. Net income for the nine-month period ended September 30, 2004 was $7.4 million, or $1.37 per basic share and $1.34 per diluted share, compared to $7.0 million, or $1.30 per basic share and $1.28 per diluted share, for the comparable period in 2003. All per share information has been adjusted to reflect the three-for-two stock split in 2003. The increase in net income was primarily a result of an increase of net interest income and a decrease in noninterest income, offset by an increase in noninterest expense.

Interest Income. Interest income increased $824,000 to $40.6 million for the nine-month period ended
September 30, 2004. The increase was due to a $50.9 million or 5.8% increase in average interest-earning assets outstanding for the nine months ended September 30, 2004 compared to the 2003 period, offset by a decrease in the average yield earned on interest-earning assets from 6.06% for the nine months ended September 30, 2003 to 5.85% for the nine months ended September 30, 2004.

Interest Expense. Interest expense decreased $1.6 million or 8.4%, from $18.8 million for the nine-month period ended September 30, 2003 to $17.2 million for the nine-month period ended September 30, 2004. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.05% for the nine months ended September 30, 2003 to 2.66% for the comparable 2004 period, offset by an increase of $43.0 million in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased $41.6 million from $658.8 million outstanding during the nine months ended September 30, 2003 to $700.3 million outstanding during the comparable period for 2004. Average borrowings increased $1.5 million from $162.3 million during the nine months ended September 30, 2003 to $163.7 million for the comparable 2004 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management. It is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2004 and 2003 of $1.1 million. Net loans charged off for the nine-month periods ended September 30, 2004 and 2003 were $494,000 and $894,000, respectively. Management believes that the allowance for loan losses, which was $6.1 million or .68% of gross loans at September 30, 2004 is adequate.

Noninterest Income. Noninterest income decreased $683,000 or 16.3% from $4.2 million during the 2003 period to $3.5 million during the 2004 period. The decrease was mainly due to a $620,000 decrease in gain on sale of loans held for sale and a decrease in other service charges and fees.

Noninterest Expense. Noninterest expense increased by $1.1 million or 8.8% from $12.8 million for the nine-
month period ended September 30, 2003 to $13.9 million for the nine-month period ended September 30, 2004. The increase was primarily due to increases of $461,000 in salaries and employee benefits, $113,000 in occupancy expense and $301,000 in data processing expense related to the overall growth of the Company.

Income Taxes. Income taxes increased from $4.3 million for the nine-month period ended September 30, 2003
(an effective tax rate of 37.7%) to $4.5 million (an effective tax rate of 37.9%) for the corresponding period in 2004.
23
FFLC BANCORP, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant change in the Company’s market risk exposure since December 31, 2003. The Company does not believe that the interest rate swap entered into in September 2002 exposes the Company to significant interest rate risk.

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.
24
FFLC BANCORP, INC. Part II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which FFLC Bancorp, Inc. or any of its subsidiaries is a party or to which any of their property is subject.

Item 2. Changes in Securities and Use of Proceeds

Common Stock. The following table shows information relating to the repurchase of shares of its common stock by the Holding Company during the three months ended September 30, 2004:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	—	$—	—	230,698
August	—	—	—	230,698
September	1,350	26.93	1,350	229,348

Total	1,350	$26.93	1,350	229,348

Junior Subordinated Debentures. The Holding Company has the right at one or more times, unless an event of default exists under the floating rate junior subordinated deferrable interest debentures due September 26, 2032 (the “Debentures”), to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. During that time, the Holding Company will be prohibited from declaring or paying cash dividends on its common stock.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable
25
FFLC BANCORP, INC.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of FFLC Bancorp, Inc.*

3.2	Bylaws of FFLC Bancorp, Inc. ***

4.0	Stock Certificate of FFLC Bancorp, Inc.*

10.1	First Federal Savings Bank of Lake County Recognition and Retention Plan**

10.2	First Federal Savings Bank of Lake County Recognition and Retention Plan for Outside Directors**

10.3	FFLC Bancorp, Inc. Incentive Stock Option Plans for Officers and Employees**

10.4	FFLC Bancorp, Inc. Stock Option Plan for Outside Directors**

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on September 27, 1993, Registration No. 33-69466.

**	Incorporated herein by reference into this document from the Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1994.

***	Incorporated herein by reference into this document from the June 30, 2004 FFLC Bancorp, Inc. Form 10-Q filed July 23, 2004.

(b)	The following Forms 8-K filed during the three-month period ended September 30, 2004:

On July 9, 2004, the Company filed a Form 8-K to disclose that the Company had issued a press release to announce the Company’s second quarter earnings and declaration of a dividend.

On July 23, 2004, the Company filed a Form 8-K to disclose that the Company had issued a press release to announce that it will join over 85 other community banks participating in the 2004 Keefe, Bruyette & Woods 5th Annual Community Bank Investor Conference in New York.
26
FFLC BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 21, 2004

FFLC Bancorp, Inc.

By:	/s/ Stephen T. Kurtz
——————————————
Name:	Stephen T. Kurtz, President and
Chief Executive Officer

By:	/s/ Paul K. Mueller
——————————————
Name:	Paul K. Mueller, Executive Vice
President and Treasurer
27