Form 10-K
period 2004-12-31
FFLC BANCORP INC
filed 2005-03-14
CIK 912738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 0-22608

FFLC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3204891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 North Boulevard West, Post Office Box 490420, Leesburg, Florida	34749-0420
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(352) 787-3311

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  |X|   NO  |_|

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates was $107,080,935 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter.

The Registrant had 5,411,702 shares outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004. (Part II and IV)
2.	Portions of Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

(CONFORMED COPY)

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

FFLC Bancorp, Inc., (“FFLC” or the “Company”) was incorporated in Delaware on September 16, 1993, and acquired First Federal Savings Bank of Lake County (the “Bank”) in connection with the Bank’s conversion to stock form on January 4, 1994.  The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision (“OTS”) which mainly transacts its business through its subsidiary, the Bank.  At December 31, 2004, the Company had total assets of $1,065.3 million and stockholders’ equity of $84.5 million.

The Bank was established in 1934 as a federally-chartered mutual savings and loan association. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2004, the Bank had total assets of $1,063.3 million and stockholders’ equity of $86.0 million.

During 2002, FFLC Statutory Trust I (the “Trust”) was formed for the sole purpose of issuing $5,000,000 of trust preferred securities as more fully described in the Borrowings section.

Acquisition

On January 14, 2005, the Company entered into a definitive agreement for the Company and the Bank to be acquired by Colonial BancGroup, Inc., a bank holding company incorporated in Delaware with a subsidiary bank, Colonial Bank, N.A., operating in Alabama, Florida, Georgia, Nevada and Texas.   Under the terms of the agreement, shareholders of the Company will elect to receive either 2.0 shares of Colonial stock or $42.00 in cash for each share of the Company stock they own. The cash consideration will be capped at 35% of the transaction and an over-election of cash will result in a pro rata distribution of stock.   Completion of the transaction is subject to approval by the shareholders of the Company and various regulatory agencies.  See Exhibit 99.1.

Market Area and Competition

The Bank is a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank’s deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Lake, Sumter, Citrus and Marion counties in central Florida. Management believes that its offices are located in communities that generally can be characterized as rural service and retirement communities with residential neighborhoods comprised predominately of one-to-four-family residences. The Bank is the largest (by asset size) locally-based financial institution in Lake County, and serves its market area with a wide selection of residential mortgage loans and other retail financial services. Management considers the Bank’s reputation for financial strength and customer service as a major advantage in attracting and retaining customers in its market area and believes it benefits from its community orientation as well as its established deposit base and level of core deposits.

The Bank’s competition for loans comes principally from commercial banks, savings institutions, and mortgage banking companies. The Bank’s most direct competition for savings has historically come from commercial banks, savings institutions and credit unions. The Bank faces additional competition for savings from money-market mutual funds and other corporate and government securities funds. The Bank also faces increased competition for deposits from other financial intermediaries such as securities brokerage firms and insurance companies.

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

The Company’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, and to adjust the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure.  The Company relies primarily on its asset-liability management to control interest-rate risk.  However, a sudden and substantial increase in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  The Company does not engage in trading activities.

Lending Activities

Loan Portfolio. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences, and to a lesser extent, commercial real estate, multi-family loans and consumer related loans. At December 31, 2004, the Bank’s total gross loans outstanding were $936.8 million, of which $438.6 million or 46.8% of the Bank’s total loan portfolio were one-to-four-family residential first mortgage loans. Of the one-to-four-family residential mortgage loans outstanding at that date, approximately 41% were fixed rate loans and 59% were adjustable-rate (“ARM”) loans. At the same date, commercial real estate loans and other loans on improved real estate totaled $183.8 million or 19.6% of the Bank’s total loan portfolio; construction loans (excluding construction/permanent loans) and land loans totaled $82.0 million or 8.8% of the Bank’s total loan portfolio; and multi-family mortgage loans totaled $11.0 million or 1.2% of the Bank’s total loan portfolio. Consumer loans, which principally consist of home equity loans, deposit, consumer, and other loans held by the Bank, totaled $183.8 million or 19.6% of the Bank’s total loan portfolio and commercial loans totaled $37.6 million or 4.0% of the Bank’s total loan portfolio at December 31, 2004.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and percentages at the dates indicated:

	At December 31,

	2000		2001		2002		2003		2004

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

	($ in thousands)
Mortgage loans:
One-to-four-family	$409,600	64.97%	$413,712	58.77%	$395,116	52.23%	$384,514	48.22%	$438,610	46.82%
Construction and land	13,006	2.06%	22,951	3.26%	30,792	4.07	43,575	5.47%	82,011	8.75%
Multi-family	17,602	2.79%	20,304	2.88%	22,796	3.01	12,453	1.56%	11,045	1.18%
Commercial real estate and other	79,729	12.65%	108,804	15.46%	140,770	18.61	167,381	20.99%	183,813	19.62%

Total mortgage loans	519,937	82.47%	565,771	80.37%	589,474	77.92	607,923	76.24%	715,479	76.37%

Consumer loans	95,824	15.20%	119,357	16.96%	138,202	18.26	155,438	19.50%	183,793	19.62%
Commercial loans	14,677	2.33%	18,814	2.67%	28,879	3.82	33,990	4.26%	37,550	4.01%

Total loans receivable (1)	630,438	100.00%	703,942	100.00%	756,555	100.00%	797,351	100.00%	936,822	100.00%

Less:
Loans in process	(12,128)		(14,310)		(16,770)		(24,573)		(47,490)
Net deferred loan costs	726		592		734		699		1,140
Allowance for loan losses	(3,552)		(4,289)		(5,181)		(5,490)		(6,492)

Loans receivable, net	$615,484		$685,935		$735,338		$767,987		$883,980

(1)	Total loans receivable outstanding by department consists of the following:
	Residential	$404,494	64.16%	$403,897	57.37%	$385,711	50.98%	$372,551	46.72%	$433,116	46.23%
	Commercial	130,120	20.64%	180,688	25.67%	229,930	30.39%	265,655	33.32%	315,507	33.68%
	Consumer	95,824	15.20%	119,357	16.96%	140,914	18.63%	159,145	19.96%	188,199	20.09%

		$630,438	100.00%	$703,942	100.00%	$756,555	100.00%	$797,351	100.00%	$936,822	100.00%

Purchase of Mortgage Loans. At December 31, 2004, $1.6 million, or .17% of the Bank’s total loan portfolio consisted of purchased mortgage loans or participations in mortgage loans.  Purchased mortgage loans and participations in mortgage loans consist of one-to-four-family residential mortgage loans and commercial real estate loans.

Secondary Market Activities. The Bank participates in the secondary market directly and through correspondent relationships, originating loans (primarily 30-year fixed-rate loans) which are primarily funded by the Bank and then reimbursed by the investor correspondents. Funding by the correspondent occurs on some loans. These loans are closed on the Bank’s documents with funds provided by the investor correspondent at closing with all credit conditions established by the investor correspondent being satisfied prior to the issuance of a loan commitment. The Bank receives a fee for originating, processing and closing the loans and reports the loans to the OTS as loans originated and sold. In the year ended December 31, 2004, total loans originated by the Bank and through the correspondents amounted to $14.4 million or 6.1% of total mortgage loans originated.

Loan Originations, Sales and Principal Repayments.  The following table sets forth the Bank’s loan originations, sales and principal repayments for the periods indicated.

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Mortgage loans (gross):
At beginning of year	$565,771	589,474	607,923

Mortgage loans originated:
One-to-four-family	114,238	183,241	175,082
Construction and land	19,875	24,652	32,804
Multi-family	1,875	2,191	4,367
Commercial real estate	50,362	31,349	23,352

Total mortgage loans originated	186,350	241,433	235,605

Mortgage loans purchased or participated	—	—	—

Total mortgage loans originated and purchased or participated	186,350	241,433	235,605

Transfer of loans to foreclosed assets	(1,679)	(1,951)	(1,835)
Principal repayments	(103,541)	(132,808)	(89,578)
Sales of loans (1)	(57,427)	(88,225)	(36,636)

At end of year	$589,474	607,923	715,479

Consumer loans (gross):
At beginning of year	119,357	138,202	155,438
Loans originated	69,884	72,188	71,110
Principal repayments	(51,039)	(54,952)	(42,755)

At end of year	$138,202	155,438	183,793

Commercial loans (gross):
At beginning of year	18,814	28,879	33,990
Loans originated	17,560	15,968	9,290
Principal repayments	(7,495)	(10,857)	(5,730)

At end of year	$28,879	33,990	37,550

(1) Represents loans originated for and funded by correspondents and loans originated and sold by the Bank.

Maturities of Loans. The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2004.  Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on the Bank’s loans totaled $162.1 million, $198.6 million and $138.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.

	Mortgage Loans

	One-to- Four- Family	Other	Commercial Loans	Consumer Loans	Total Loans Receivable

	(In thousands)
Amounts due:
Within 1 year	$9,477	35,904	5,480	13,178	64,039

1 to 3 years	5,555	49,147	10,777	38,948	104,427
3 to 5 years	3,742	9,830	11,801	43,995	69,368
5 to 10 years	8,900	37,927	6,260	15,854	68,941
10 to 20 years	94,392	116,551	3,232	71,531	285,706
Over 20 years	316,543	27,511	—	287	344,341

Total due after 1 year	429,132	240,966	32,070	170,615	872,783

Total amounts due	438,609	276,870	37,550	183,793	936,822

Loans in process	(47,490)	—	—	—	(47,490)
Net deferred loan fees and costs	1,285	(254)	109	—	1,140
Allowance for loan losses	(1,096)	(3,408)	(702)	(1,286)	(6,492)

Loans receivable, net	$391,308	273,208	36,957	182,507	883,980

Loans Due After December 31, 2005. The following table sets forth at December 31, 2004, the dollar amount of all loans due or scheduled to reprice after December 31, 2005, classified according to whether such loans have fixed or adjustable interest rates.

	Due after December 31, 2005

	Fixed	Adjustable	Total

	(In thousands)
Mortgage loans:
One-to-four-family	$179,939	249,194	429,132
Construction and land	10,954	43,002	53,956
Multi-family	1,093	8,145	9,238
Commercial real estate	6,398	171,374	177,772

Consumer loans	116,870	53,745	170,615
Commercial loans	16,437	15,633	32,070

Total	$331,690	541,093	872,783

One-to-Four-Family Mortgage Lending. The Bank’s primary residential lending emphasis is on the origination of first mortgage loans secured by one-to-four-family residences within its primary lending area. Such residences are primarily single family homes, including condominium and townhouses, that serve as the primary residence of the owner. To a lesser degree, the Bank makes loans on residences used as second homes or as investments. The Bank also offers second mortgage loans which are underwritten applying the same standards as for first mortgage loans.

In the years ended December 31, 2002, 2003 and 2004, the Bank’s total mortgage loan originations, including loans purchased or participated, amounted to $186.4 million, $241.4 million and $235.6 million, respectively, of which $114.2 million, $183.2 million and $175.1 million, respectively, were secured by one -to-four-family properties.

At December 31, 2004, 46.8% of total loans consisted of one -to-four-family residential loans, of which approximately 59% were ARM loans. The Bank’s ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. The Bank offers one-, three-, and five-year ARM loans which adjust by a maximum of 2% per adjustment period, with lifetime caps on increases of 5% to 6%, depending upon the program chosen.

The Bank’s policy on one-to-four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan, or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%.

Commercial and Multi-Family Real Estate Lending. As of December 31, 2004, $183.8 million, or 19.6% of the Bank’s total loan portfolio consisted of commercial real estate loans and $11.0 million, or 1.2% of the Bank’s total loan portfolio, consisted of multi-family mortgage loans.

The commercial real estate loans in the Bank’s portfolio consist of fixed-rate and ARM loans which were originated at prevailing market rates. The Bank’s policy has been to originate commercial or multi-family loans only in its primary market area. Commercial and multi-family mortgage loans are generally made in amounts up to 80% of the appraised value of the property. In making such loans, the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the property and the Bank’s lending experience with the borrower.

Commercial Loans.  As of December 31, 2004, $37.8 million or 4.0% of the Bank’s total loan portfolio, consisted of commercial loans.

Construction and Land Loans. The Bank originates loans to finance the construction of one-to-four-family homes and, to a lesser extent, originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At December 31, 2004, construction (excluding construction/permanent loans) and land loans totaled $82.0 million or 8.8% of the Bank’s total loan portfolio.

At December 31, 2004, the Bank had loans in process (undisbursed loan proceeds of construction loans) of $47.5 million which were mainly secured by residential mortgages. The Bank makes residential construction loans to homeowners on a long-term basis with amortization beginning at the conclusion of construction, usually a period of about six months. Such loans are carried in the one-to-four-family category and are not separately classified as construction loans. Residential construction loans to builders are carried in the construction and land category.

Consumer Lending. At December 31, 2004, $183.8 million or 19.6% of the Bank’s total loan portfolio consisted of consumer loans, including home equity loans of $41.1 million, lines of credit of $51.5 million, direct auto and truck loans of $12.8 million, indirect auto and truck loans of $12.5 million, home improvement loans and other secured consumer loans of $27.2 million, lot loans of $37.7 million and unsecured personal loans of $1.0 million.

The Bank’s home equity loans are originated on one-to-four-family residences, either on a fixed-rate basis with terms of up to 15 years or as balloon loans with terms up to five years with fifteen year amortization periods. Those loans are generally limited to aggregate outstanding indebtedness on the property securing the loan or 90% of the loan to value ratio.  The Bank also offers home equity lines of credit, which bear prime-based, adjustable interest rates with terms up to fifteen years.  Such loans generally require monthly payments of 1.5% of the balance outstanding including interest.

Consumer loans are offered primarily on a fixed-rate, short-term basis. Except for second mortgage loans, which are underwritten pursuant to the standards applicable to one-to-four-family residential loans, the underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to make payments on the proposed loan and other indebtedness.

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

The Bank’s policy is to require title and hazard insurance on all real estate loans, except home equity loans for which a title search is conducted in lieu of obtaining title insurance. Borrowers may be permitted to pay real estate taxes and hazard insurance premiums applicable to the secured property for a mortgage loan. In some instances, borrowers may be required to advance funds together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums.

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

At December 31, 2002, 2003 and 2004, delinquencies in the Bank’s loan portfolio were as follows:

	At December 31, 2002				At December 31, 2003				At December 31, 2004

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

	($ in thousands)

One-to-four-family	10	$793	27	$1,956	—	$—	11	$1,180	—	$—	4	$625
Construction and land	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	2	254	—	—	—	—	—	—	—	—

Total mortgage loans	10	793	29	2,210	—	—	11	1,180	—	—	4	625

Consumer loans	49	584	14	152	26	334	21	614	16	184	19	941
Commercial loans	—	—	1	230	4	3,845	4	499	—	—	3	647

Total loans	59	$1,377	44	$2,592	30	$4,179	36	$2,293	16	$184	26	$2,213

Delinquent loans to total loans		.18%		.34%		.52%		.29%		.02%		.25%

Nonperforming Assets. The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,

	2000	2001	2002	2003	2004

	($ in thousands)

Nonaccrual mortgage loans	$2,472	1,441	2,210	1,180	625

Nonaccrual commercial and consumer loans	38	472	382	4,107	1,588

Accruing loans	—	—	—	—	622

Total nonperforming loans	2,510	1,913	2,592	5,287	2,835

Foreclosed assets	276	373	626	881	223

Total nonperforming assets	$2,786	2,286	3,218	6,168	3,058

Nonperforming loans to total loans	.40%	.27%	.34%	.66%	.30%

Total nonperforming assets to total assets	.39%	.28%	.35%	.65%	.29%

At December 31, 2004, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15.  The increase in nonaccrual commercial loans in 2003 mainly resulted from two loans to an agricultural borrower being identified as impaired and placed on nonaccrual status, but no loss was recorded on these loans.  Nonaccrual loans for which interest has been reduced totaled approximately $2.8 million, $5.3 million and $2.6 million at December 31, 2004, 2003 and 2002, respectively.  For the year ended December 31, 2004, interest income that would have been recorded under the original terms of nonaccrual loans at December 31, 2004 and interest income actually recognized is summarized below (in thousands):

Interest income that would have been recorded	$615
Interest income recognized	515

Interest income foregone	$100

Classified Assets. Federal regulations and the Bank’s policy require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Bank’s policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention” by management.

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

The following table sets forth information concerning the number and dollar amount of loans and foreclosed assets classified as “special mention” or “substandard” at the dates indicated. No loans or foreclosed assets were classified “doubtful” or “loss” at those dates.

	Special Mention		Substandard

	Number	Amount	Number	Amount

	($ in thousands)
At December 31, 2004:
Loans	24	$6,121	24	$3,212

Foreclosed assets:
One-to-four-family properties	—	—	3	89

Other	—	—	11	134

Total	24	$6,121	38	$3,535

At December 31, 2003:
Loans	17	$8,132	51	$7,095

Foreclosed assets:
One-to-four-family properties	—	—	5	439

Other	—	—	22	442

Total	17	$8,132	78	$7,976

Allowance for Loan Losses. The Bank’s allowance for loan losses is established and maintained through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the condition of the local economy in the Bank’s market area. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make determinations with respect to the Bank’s allowance for loan losses, future adjustments may be necessary if economic conditions vary substantially from the economic conditions in the assumptions used in making the initial determinations or if other circumstances change.

The following table sets forth the Bank’s allowance for loan losses at the dates indicated, the provisions made and the charge-offs and recoveries effected during the years indicated.

	At or For the Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands)

Balance at beginning of year	$2,811	3,552	4,289	5,181	5,490
Provision for loan losses	880	1,115	1,845	1,514	1,675
Charge-offs:
One-to-four-family	(58)	(48)	(93)	(167)	(57)
Construction and land	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	(90)	(150)	(73)	—
Commercial and consumer loans	(99)	(258)	(753)	(1,062)	(724)

Total charge-offs by category	(157)	(396)	(996)	(1,302)	(781)

Recoveries	18	18	43	97	108

Balance at end of year	$3,552	4,289	5,181	5,490	6,492

The following table sets forth the ratios of the Bank’s charge-offs and allowances for losses for the years indicated.

	2000	2001	2002	2003	2004

Net charge-offs during the year as a percentage of average loans outstanding during the year	.03%	.06%	.13%	.16%	.08%

Allowance for loan losses as a percentage of gross loans receivable at end of year	.56%	.61%	.68%	.69%	.69%

Allowance for loan losses as a percentage of total nonperforming assets at end of year	127.49%	187.62%	161.00%	89.01%	212.30%

Allowance for loan losses as a percentage of nonperforming loans at end of year	141.51%	224.20%	199.88%	103.84%	228.99%

The following table sets forth the Bank’s specific and general allowance for possible loan losses by type of loan for the years indicated.

	At December 31,

	2000		2001		2002		2003		2004

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

	($ in thousands)
At end of year allocated to:
One-to-four-family	$609	64.97%	$752	58.77%	$840	52.23%	$918	48.22%	$1,096	46.82%
Construction and land	423	2.06	595	3.26	693	4.07	861	5.47	1,341	8.75
Multi-family	488	2.79	353	2.88	376	3.01	229	1.56	105	1.18
Commercial real estate	998	12.65	1,357	15.46	1,781	18.61	1,798	20.99	1,962	19.62
Consumer loans	708	15.20	895	16.96	1,057	18.26	1,193	19.50	1,286	19.62
Commercial loans	326	2.33	337	2.67	434	3.82	491	4.26	702	4.01

Total	$3,552	100.00%	$4,289	100.00%	$5,181	100.00%	$5,490	100.00%	$6,492	100.00%

Investment Activities

The investment policy of the Bank, which is established by the Board of Directors and implemented by the Chief Executive Officer who is designated as the Investment Officer, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank’s lending activities. In establishing its investment strategies, the Bank considers its business and growth plans, the economic environment, the types of securities to be held and other factors. Federally chartered savings institutions have the authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans on federal funds, and, subject to certain limits, commercial paper and mutual funds.

The Company follows Statement of Financial Accounting Standards No. 115. That statement requires investment and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity to be classified as held-to-maturity securities and reported at amortized cost.  Securities that are held principally for selling in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity securities or trading securities are to be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  At December 31, 2004, all securities have been classified as available for sale by management.

Mortgage-Backed Securities

The Company’s mortgage-backed securities consist of securities issued by the Government National Mortgage Association (“GNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”).  These mortgage-backed securities totaled $22.7 million or 30.4% of total securities at December 31, 2004.

The following table sets forth mortgage-backed security purchases, sales, amortization and principal repayments during the periods indicated:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)

At beginning of year	$10,943	22,296	28,539
Purchases	17,891	25,639	4,127
Amortization and principal repayments	(6,665)	(19,371)	(9,636)
Change in unrealized gain	127	(25)	(348)

At end of year	$22,296	28,539	22,682

Investment Securities

At December 31, 2004, the Bank held $51.8 million in investment securities consisting of $35.0 million in U.S. Government and agency securities, $9.2 million in mutual funds and $7.7 million in other investment securities.  In addition, the Bank holds $38.3 million in interest-earning deposits and $8.8 million of FHLB of Atlanta stock.

The following table sets forth certain information regarding the amortized cost and market values of the Bank’s interest-earning deposits, FHLB stock and investment securities at the dates indicated:

	At December 31,

	2002		2003		2004

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In thousands)

Interest-earning deposits	$49,237	49,237	27,088	27,088	38,258	38,258

FHLB stock	$7,700	7,700	6,900	6,900	8,782	8,782

Investment securities-

Available-for-sale:
U.S. Government and agency securities	36,801	37,649	36,298	36,639	35,120	34,971
Other investment securities	7,990	8,005	7,904	7,943	7,644	7,692
Investment in mutual funds	9,433	9,374	9,146	9,016	9,371	9,168

Total investment securities	$54,224	55,028	53,348	53,598	52,135	51,831

The following table sets forth information concerning the amortized cost and weighted average yields by maturity on investment securities and FHLB stock at December 31, 2004 and 2003.

	Due Within One Year		Due After One Through Five Years		Due After Five Through 10 Years		Due After 10 Years		Total

	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Approximate Market Value

	($ in thousands)
At December 31, 2004:
FHLB stock (no defined maturity)	$8,782	3.75%	$—	—%	$—	—%	$—	—%	$8,782	$8,782

Investment securities:
U.S. Government and agency obligations	12,019	3.23	23,101	2.75	—	—	—	—	35,120	34,971
Other investment securities	—	—	—	—	—	—	7,644	3.81	7,644	7,692
Mutual funds (no defined maturity)	9,371	2.97	—	—	—	—	—	—	9,371	9,168

Total investment securities	$21,390	3.12%	$23,101	2.75%	$—	—%	$7,644	3.81%	$52,135	$51,831

At December 31, 2003:
FHLB stock (no defined maturity)	$6,900	3.50%	$—	—%	$—	—%	$—	—%	$6,900	$6,900

Investment securities:
U.S. Government and agency obligations	16,067	4.94	20,231	3.12	—	—	—	—	36,298	36,639
Other investment securities	—	—	—	—	—	—	7,904	2.77	7,904	7,943
Mutual funds (no defined maturity)	9,146	2.38	—	—	—	—	—	—	9,146	9,016

Total investment securities	$25,213	3.90%	$20,231	3.12%	$—	—%	$7,904	2.77%	$53,348	$53,598

Sources of Funds

General. Repayments and maturities of mortgage-backed and investment securities, loan repayments, deposits and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest-bearing checking, NOW checking, money market and certificate accounts. Of the deposit accounts at December 31, 2004, $65.8 million or 8.1% consist of individual retirement accounts (“IRAs”).

The Bank seeks to retain core deposits consisting of passbook and statement savings, money market, noninterest-bearing checking, and NOW accounts, which contribute to a low cost of funds. Such core deposits represented 27.26%, 31.13% and 32.59% of total deposits at December 31, 2002, 2003 and 2004, respectively.

The following table shows the distribution of the Bank’s deposits by type at the dates indicated and the weighted-average nominal interest rates on each category of deposits presented at December 31, 2004 ($ in thousands).

	At December 31,

	2002		2003		2004

	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Weighted- Average Rate

Demand accounts:
Noninterest-bearing checking	$18,867	2.82%	$31,481	4.46%	$41,796	5.26%	—%
NOW and money-market accounts	137,858	20.64	161,527	22.89	187,487	23.58	.39
Passbook and statement savings	25,403	3.80	26,636	3.78	29,891	3.76	.35

Total	182,128	27.26	219,644	31.13	259,174	32.59	.32

Certificate accounts:
Custom	31,600	4.73	32,599	4.62	41,015	5.16	1.62
91 day	209.03		372.05		389.05		1.65
182 day	10,599	1.59	13,034	1.85	9,492	1.19	1.76
9 months	11,042	1.65	12,892	1.83	21,473	2.70	2.07
12 months	62,564	9.36	58,558	8.30	43,663	5.49	1.84
13 months	18,078	2.71	—	—	30	—	1.84
14 months	—	—	19,004	2.69	48,061	6.04	2.37
15 months	34,654	5.19	25,445	3.61	—	—	—
18 months	26,363	3.95	17,915	2.54	11,109	1.40	1.87
21 months	50,623	7.58	52.01		—	—	—
24 months	112,025	16.77	135,052	19.14	155,993	19.62	2.84
30 months	19,202	2.87	18,517	2.62	7,691.97		3.09
36 months	41,388	6.20	57,944	8.21	74,317	9.35	3.62
54 months	51,537	7.71	77,766	11.02	103,437	13.01	4.06
60 months	16,046	2.40	16,795	2.38	19,316	2.43	4.49

Total	485,930	72.74	485,945	68.87	535,986	67.41	2.96

Total deposits	$668,058	100.00%	$705,589	100.00%	$795,160	100.00%	2.10%

The following table presents the deposit activity of the Bank for the years indicated.

	Year Ended December 31,

	2002	2003	2004

	(In thousands)

Deposits	$3,161,518	3,554,299	4,552,593
Withdrawals	(3,094,131)	(3,529,005)	(4,474,406)

Deposits in excess of withdrawals	67,387	25,294	78,187

Interest credited on deposits	15,543	12,237	11,384

Total increase in deposits	$82,930	37,531	89,571

The following table presents the amount of time deposit accounts in amounts of $100,000 or more at December 31, 2004 maturing as follows (in thousands):

Maturity Period

One month through three months	$33,674
Over three through six months	18,605
Over six through 12 months	36,819
Over 12 months	88,544

Total	$177,642

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 2002, 2003 and 2004 and the periods to maturity of the certificate accounts outstanding at December 31, 2004.

				Period to Maturity from December 31, 2004
	At December 31,
				Within 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	4 to 5 Years	Total
	2002	2003	2004

	(In thousands)

2.00% or less	$48,547	151,505	114,766	110,484	4,282	—	—	—	114,766
2.01% to 3.00%	112,037	102,354	143,723	100,339	37,690	5,575	119	—	143,723
3.01% to 4.00%	122,814	91,897	180,024	17,762	99,175	37,856	23,012	2,219	180,024
4.01% to 5.00%	171,116	126,882	86,579	23,386	13,499	31,754	1,892	16,048	86,579
5.01% to 6.00%	30,092	12,096	9,661	774	7,300	1,587	—	—	9,661
6.01% or more	1,324	1,211	1,233	1,147	86	—	—	—	1,233

	$485,930	485,945	535,986	253,892	162,032	76,772	25,023	18,267	535,986

Borrowings

Junior Subordinated Debentures.  On September 26, 2002, the Trust sold adjustable-rate Trust Preferred Securities due September 26, 2032 in the aggregate principal amount of $5,000,000 (the “Capital Securities”) in a pooled trust preferred securities offering. The interest rate on the Capital Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 340 basis points. In addition, the Holding Company contributed capital of $155,000 to the Trust for the purchase of the common securities of the Trust.  The proceeds from these sales were paid to the Holding Company in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 26, 2032. The Debentures have the same terms as the Capital Securities.  The sole asset of the Trust, the obligor on the Capital Securities, is the Debentures.

The Holding Company has guaranteed the Trust’s payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Capital Securities.  Cash distributions on both the Capital Securities and the Debentures are payable quarterly in arrears on March 26, June 26, September 26 and December 26 of each year.

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

In 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46,”Consolidation of Variable Interest Entities” as revised in December 2003.   In accordance with Interpretation No. 46, the Trust is not consolidated in the financial statements of the Company, but rather accounted for under the equity method of accounting.  The Company has elected to apply Interpretation No. 46 on a retroactive basis and therefore has restated its 2002 consolidated financial statements.  The effect to the 2002 consolidated balance sheet was to record junior subordinated debentures of $5,155,000, eliminate the guaranteed beneficial interest in junior subordinated debentures of $5,000,000 and record the Company’s investment in the Trust of $155,000 in other assets.  Interpretation No. 46 had no effect on the 2002 consolidated statement of income.

The Company has entered into a five year interest rate swap agreement that effectively converted the floating interest rate of these Capital Securities into a fixed interest rate of 6.85%, thus reducing the impact of interest rate changes on future interest expense for the five year period. In accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” this interest rate swap qualifies as a cash flow hedge.  The fair value of this interest rate swap is recorded as an asset or liability on the consolidated balance sheet with an offsetting entry recorded in other comprehensive income, net of the income tax effect.  At December 31, 2004, the unrealized gain of the derivative instrument was $10,000 ($6,000 net of tax) and at December 31, 2003, the unrealized loss was $83,000 ($52,000 net of tax).

Federal Home Loan Bank Advances and Other Borrowings.  The Bank is authorized to obtain advances from the Federal Home Loan Bank (“FHLB”) of Atlanta which are generally collateralized by a blanket lien against the Bank’s mortgage portfolio. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Atlanta will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board and the FHLB of Atlanta. At December 31, 2004, the Bank had $153.0 million in FHLB advances outstanding.

The Bank also borrows under retail repurchase agreements with customers of the Bank.  These agreements are accounted for as borrowings and are secured by securities owned by the Bank.  The Holding Company also has $5,155,000 in junior subordinated debentures outstanding-discussed previously.

The following table sets forth certain information relating to the Bank’s borrowings at the dates indicated:

	At or For the Year Ended December 31,

	2002	2003	2004

	($ in thousands)

FHLB advances:
Average balance outstanding	$160,235	$139,372	$144,817

Maximum amount outstanding at any month end during the year	$164,000	$149,000	$163,000

Balance outstanding at end of year	$149,000	$133,000	$153,000

Weighted average interest rate during the year	5.62%	5.55%	5.28%

Weighted average interest rate at end of year	5.40%	5.40%	4.96%

Other borrowed funds:
Average balance outstanding	$16,915	$22,654	$22,105

Maximum amount outstanding at any month end during the year	$24,216	$25,637	$23,787

Balance outstanding at end of year	$19,458	$22,941	$22,186

Weighted average interest rate during the year	2.12%	2.17%	2.27%

Weighted average interest rate at end of year	5.08%	2.04%	2.46%

Total borrowings:
Average balance outstanding	$177,150	$162,026	$166,922

Maximum amount outstanding at any month end during the year	$188,216	$169,482	$181,632

Balance outstanding at end of year	$168,303	$150,786	$170,031

Weighted average interest rate during the year	5.29%	5.08%	4.88%

Weighted average interest rate at end of year	5.38%	5.00%	4.64%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, unused lines of credit, undisbursed loans in process and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet.  The contract amounts of these instruments reflect the extent of the Company’s involvement in these financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit, undisbursed loans in process and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee.  Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2004 (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

FHLB advances – assumed final maturity	$153,000	69,000	40,000	29,000	15,000
Time deposit maturities	535,986	253,892	238,804	43,290	—
Junior subordinated debentures – assumed final maturity	5,155	—	—	—	5,155
Accrued interest payable	1,075	1,075	—	—	—
Other borrowings	17,031	17,031	—	—	—
Operating leases	313	46	99	109	59
Loan commitments	18,326	18,326	—	—	—
Standby letters of credit	3,129	3,129	—	—	—
Undisbursed construction and line of credit loans	117,477	117,477	—	—	—

Total	$804,061	432,486	278,957	72,404	20,214

Subsidiary Activities

The Bank has a wholly-owned subsidiary, Lake County Service Corporation (“LCSC”), originally formed to develop a 100-lot subdivision.  LCSC sold the last remaining lots of that project during 2001. In February 2004, the Bank made a $4.2 million capital contribution to LCSC, the proceeds of which were used to purchase thirty-nine (39) acres of real estate for investment purposes.  In connection with that transaction, LCSC entered into a joint venture agreement with a local developer for commercial and residential development of the purchased property. During the second quarter of 2001, the Bank introduced an Investment Services Program through a joint venture with an independent securities broker-dealer firm.  Through this program, mutual funds, annuities, discount brokerage and financial planing services are offered to bank customers.  Certain of those products are offered through LCSC, which received monthly fees on sales made through this program. During 2004 and 2003, the Bank and LCSC recognized fees of $419,000 and $411,000 and expenses of $398,000 and $317,000, respectively from this program.

During 2001, First Alliance was formed to facilitate the sale of title insurance. During 2004 and 2003, this subsidiary recognized fees of $1,050 and $67,000 and expenses of $1,313 and $21,000, respectively. During 2004, the Board approved discontinuing the sale of title insurance and making this subsidiary inactive and in the fourth quarter of 2004, this subsidiary was dissolved.

Personnel

As of February 14, 2005, the Bank had 253 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer.  The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund (“SAIF”) managed by the FDIC.  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions.  The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations.  Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law.  Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender.  See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities.  The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or Bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

Acquisition of the Company.  Under the Federal Change in Bank Control Act, a notice has been submitted to the OTS if any person (including a company) or group acting in concert, wants to acquire “control” of a savings and loan holding company.  Under certain circumstances, change in control may occur, and prior notice is required, upon the acquisition of 10% or more the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company.  Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that acquires control would then be subject to regulation as a borrowing and loan holding company.

Federal Savings Institution Regulation

Business Activities.  The activities of federal savings institutions are governed by federal law and regulations.  These laws and regulations delineate the nature and extent of the activities in which federal associations may engage.  In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.

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

The OTS has the authority to establish minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  For the present time, the OTS has deferred implementation of the interest rate risk capital charge.  At December 31, 2004, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2004.

	Capital Ratios

	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent

	($ in thousands)

Tangible	$81,660	15,913	65,747	7.70%	1.50%
Core (Leverage)	$81,660	31,826	49,834	7.70	3.00
Risk-based	$87,787	59,975	27,812	11.71	8.00

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts.   The Bank is a member of the SAIF.  The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information.  An institution’s assessment rate depends upon the categories to which it is assigned.  Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. By law, there has been equal sharing of FICO payments between SAIF and BIF members since January 1, 2000.

The Bank did not pay an assessment for deposit insurance in 2004, however, its payments toward the FICO bonds amounted to approximately $107,000.  The FDIC has authority to increase insurance assessments.  A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.  At December 31, 2004, the Bank’s limit on loans to one borrower was $13.8 million and the Bank’s largest aggregate outstanding loans and extensions of credit to one borrower was $12.3 million.

QTL Test.  The HOLA requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2004, the Bank maintained 74% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under current regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS.  If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company.  In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted.  In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments.  Savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report.  The Bank was assessed approximately $191,000 for the fiscal year ended December 31, 2004.

Transactions with Related Parties.  The Bank’s authority to engage in transactions with  “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates is generally prohibited.  The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors.  However, that Act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws.  The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is also governed by federal law.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  In order to borrow from the FHLB, the Bank is required to purchase shares of the FHLB’s nonmarketable equity securities at par. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB.  The Bank was in compliance with this requirement at December 31, 2004. For the year ended December 31, 2004, the dividend yield on FHLB stock was 3.75%.

The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced.  Recent legislation has changed the structure of the FHLBs funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs.  Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2005, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.6 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; and for accounts aggregating greater than $47.6 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  At December 31, 2004, the Bank complied with the foregoing requirements.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community consistent with the CRA.  The CRA requires the OTS, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution.  The CRA requires public disclosure of an institution’s CRA rating.  The latest CRA rating of the Bank received from the OTS was “Satisfactory.”

Federal and State Taxation

General.  The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.  The Bank was last audited by the IRS for the year ended December 31, 1996.  For its 2004 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

Bad Debt Reserves.  For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the “Code”) were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve.  A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the “PTI Method”) or (ii)  the Experience Method.  The reserve for nonqualifying loans was computed using the Experience Method.

The Small Business Job Protection Act of 1996 (the “1996 Act”), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995.  Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method.  Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

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

Under the residential loan requirement provision, the recapture required by the 1996 Act is suspended for each of two successive taxable years, beginning with 1996, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year. Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves.  In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. At December 31, 2004, the Bank had recaptured all of its bad debt reserves.

Distributions.  Under the 1996 Act, if the Bank makes “non-dividend distributions” to the Company, such distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank’s supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank’s income.  Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.  Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s income.

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

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. For fiscal years beginning prior to January 1, 1996, the excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. The adjustment to AMTI based on book income is an amount equal to 75% of the amount by which a corporation’s adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years through 1995, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax (“AMT”) is paid. The Bank does not expect to be subject to the AMT.

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

Florida Taxation. The Bank files Florida franchise tax returns. For Florida franchise tax purposes, savings institutions are presently taxed at a rate equal to 5.5% of taxable income. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments (including the addition of interest income on State and municipal obligations). The Bank is not currently under audit with respect to its Florida franchise tax returns.

ITEM 2.	PROPERTIES

The Bank conducts its business through its main office and 15 branch offices. The following table sets forth certain information regarding the Bank’s office properties:

Location	Date Acquired	Net Book Value of Land and Buildings at December 31, 2004

		(In thousands)
Main Office
800 North Boulevard, West Leesburg, Florida 34748-5053	1961	$2,047

Wildwood
837 South Main Street
Wildwood, Florida 34785-5302	1967	285

Main Street
1409 West Main Street
Leesburg, Florida 34748-4854	1972	289

Clermont
481 East Highway 50
Clermont, Florida 34711-4032	1982	556

Eustis
2901 South Bay Street
Eustis, Florida 32726-6551	1979	429

Fruitland Park
410 Palm Street
Fruitland Park, Florida 34731-4013	1983	655

Lady Lake
431 US Highway 441/27
Lady Lake, Florida 32159-3046	1995	1,117

Lake Square
32612 Vista Avenue
Leesburg, Florida 34788-3952	2002	1,267

South Leesburg
27417 U.S. Highway 27
Leesburg, Florida 34748	1996	1,212

Inverness
2709 East Gulf to Lake Highway
Inverness, Florida 34453-3245	1998	832

Citrus Ridge
16550 Woodcrest Way
Clermont, Florida 34711-7004	1998	934

(continued)

Location	Date Acquired	Net Book Value of Land and Buildings at December 31, 2004

		(In thousands)
Bushnell (1)
1128 North Main Street
Bushnell, Florida 33513	1998	$89

Administration
715 West Oak Terrace Drive
Leesburg, Florida 34748	1961	1,723

Boulevard (2)
900 North Boulevard West
Leesburg, Florida 34748	2000	291

Retail Banking and Human Resource Offices
800 North Lee Street
Leesburg, Florida 34748	2001	607

Kings Ridge
4299 South Highway 27
Clermont, Florida 34711	2001	1,483

Spruce Creek
17801 SE 109th Avenue
Summerfield, Florida 34491	2002	1,948

Villages 466
3340 Wedgewood Lane
The Villages, Florida 32162	2003	1,875

Crystal River
180 North Sun Coast Boulevard
Crystal River, Florida 34429	2003	1,791

Old Lake Square (3)
10105 U.S. Highway 441
Leesburg, Florida 34788	1995	383

Office Park (Accounting, Checking and Data Offices)
341 West Oak Terrace Drive (Building 100)
321 West Oak Terrace Drive (Building 200)
Leesburg, Florida 34748	2002	1,169

Highway 466 Lot, CR 101
The Villages, Florida 32162	1999	130

(1)	Leased branch office opened May, 1999.
(2)	Storage facility owned by the Bank.
(3)	Unused branch office.

The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 2004, such equipment had a net book value of $1,326,000.  The Bank also had $84,000 in construction in process at December 31, 2004.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FFLC Bancorp, Inc., or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2004, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information with respect to the market for the registrant’s common equity and related stockholder matters appear under “Common Stock Prices and Dividends” in the Registrant’s 2004 Annual Report to Stockholders and is incorporated herein by reference.  There was no repurchase of shares of its common stock by the Company during the three months ended December 31, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The above-captioned information appears under “Selected Consolidated Financial Data” on page 8 and 9 of the Registrant’s 2004 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2004 Annual Report to Stockholders on pages 10 through 22 and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2004 Annual Report to Stockholders on page 16, under the “Quantitative and Qualitative disclosure about Market Risk” caption and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of FFLC Bancorp, Inc. and Subsidiary, together with the report thereon by Hacker, Johnson & Smith PA appear in the Registrant’s 2004 Annual Report to Stockholders on pages 23 through 56 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Registrant’s accountants on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed during the year, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Management Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control is a process, effected by an entity’s board of directors, management and other personnel, designed to provide reasonable assurance regarding the achievement of objectives in the following categories: effectiveness and efficiency of operations, reliability of financial reporting and compliance with applicable laws and regulations.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with participation of our management, including our principal executive officer and principal financial officer, we are in the process of assessing the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. We expect to complete our assessment and report our conclusions on or before May 2, 2005.

Hacker Johnson & Smith PA, an independent registered public accounting firm, will issue an audit report on our assessment of the company’s internal control over financial reporting.  That report will be filed on or before May 2, 2005.

ITEM 9B.	OTHER INFORMATION

On January 14, 2005, the Company entered into a definitive agreement for the Company and the Bank to be acquired by Colonial BancGroup, Inc., a bank holding company incorporated in Delaware with a subsidiary bank, Colonial Bank, N.A., operating in Alabama, Florida, Georgia, Nevada and Texas. Under the terms of the agreement, shareholders of the Company will elect to receive either 2.0 shares of Colonial stock or $42.00 in cash for each share of the Company stock they own. The cash consideration will be capped at 35% of the transaction and an over-election of cash will result in a pro rata distribution of stock. Completion of the transaction is subject to approval by the shareholders of the Company and various regulatory agencies.  See Exhibit 99.1.

On December 8, 2004, the Board of Directors granted Sandra L. Rutschow options to purchase 1,000 shares of the Company's common stock at an exercise price of $32.99 per share. The Form of the Company's stock option award agreement is attached as Exhibit 10.5 to this Report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information related to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2005 at pages 6 through 9.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2005 at pages 12 and 13.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2005 at pages 5 through 7.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to pages 14 and 15 of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to principal accountant fees and services is incorporated herein by reference to page 18 of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 2004 Annual Report to Stockholders.

Page

Independent Auditors’ Report	57

Consolidated Balance Sheets as of December 31, 2004 and 2003	23

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	24

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	25-27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	28-29

Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002	30-56

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

(a)	The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of FFLC Bancorp, Inc.*

3.2	Bylaws of FFLC Bancorp, Inc.***

4.0	Stock Certificate of FFLC Bancorp, Inc.*

10.1	First Federal Savings Bank of Lake County Recognition and Retention Plan**

10.2	First Federal Savings Bank of Lake County Recognition and Retention Plan for Outside Directors**

10.3	FFLC Bancorp, Inc. Incentive Stock Option Plans for Officers and Employees**

10.4	FFLC Bancorp, Inc. Stock Option Plan for Outside Directors**

10.5	Stock Option Award Agreement

13.0	Annual Report to Stockholders (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Proxy Statement for Annual Meeting to be filed within 120 days after the end of the fiscal year covered by this Form 10-K in accordance with Instruction G.(3) to Form 10-K.

99.1	Form 8-K and Attached Exhibit 2.1 filed with the Commission on January 28, 2005, are incorporated herein by this reference.

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on September 27, 1993, Registration No. 33-69466.
**	Incorporated herein by reference into this document from the Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1994.
***	Incorporated herein by reference into this document from the June 30, 2004 Form 10-Q, filed July 23, 2004.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFLC BANCORP, INC.

By: /s/ Stephen T. Kurtz

Stephen T. Kurtz
Chief Executive Officer and President

Dated: March 10, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ James P. Logan	Chairman of the Board	March 10, 2005

James P. Logan

/s/ Ted R. Ostrander, Jr.	Vice Chairman of the Board	March 10, 2005

Ted R. Ostrander, Jr.

/s/ Joseph J. Junod	Director	March 10, 2005

Joseph J. Junod

/s/ Claron D. Wagner	Director	March 10, 2005

Claron D. Wagner

/s/ H.D. Robuck, Jr.	Director	March 10, 2005

H.D. Robuck, Jr.

/s/ Howard H. Hewitt	Director	March 10, 2005

Howard H. Hewitt

/s/ Gregory P. Padgett	Director	March 10, 2005

Gregory P. Padgett

/s/ Stephen T. Kurtz
Chief Executive Officer,
Stephen T. Kurtz	President and Director	March 10, 2005

/s/ Paul K. Mueller	Executive Vice President, Chief
Operating Officer and Treasurer
Paul K. Mueller	and Director	March 10, 2005