Form 10-K/A
period 2004-12-31
FFLC BANCORP INC
filed 2005-04-29
CIK 912738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-K/A

AMENDMENT No. 1

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  X   NO

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates was $107,080,935 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter.

The Registrant had 5,412,202 shares outstanding as of April 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004. (Part II and IV)
2.	Portions of Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

INDEX

PART II		Page

Item 9A.	Controls and Procedures	4 – 5

Item 15.	Exhibits	5

SIGNATURES		6

CERTIFICATIONS		7 - 10

EXPLANATORY NOTE

This Amendment to Form 10-K is being filed to provide a revised ITEM 9A which includes (1) Management’s report on the completion of its assessment of internal controls over financial reporting; (2) The report issued by Hacker Johnson & Smith PA, an independent registered public accounting firm, on management’s assessment of the company’s internal control over financial reporting; and (3) the statement that there were no changes in the registrant’s internal control over financial reporting during the quarter ended December 31, 2004.

In addition, the registrant is providing revised Exhibits 31.1 and 31.2, the Rule 15d-14(a) Certifications with respect to internal control over financial reporting, and currently dated Section 1350 Certificates, Exhibits 32.1 and 32.2.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control is a process designed by or under the supervision of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and compliance with applicable laws and regulations.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with participation of our management, including our principal executive officer and principal financial officer, we have completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Hacker Johnson & Smith PA, the independent registered public accounting firm that audited our consolidated financial statements, issued an attestation report on our assessment of the Company’s internal control over financial reporting and that report is included below.

Report Of Independent Registered Public Accounting Firm

FFLC Bancorp, Inc.

Leesburg, Florida:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that FFLC Bancorp, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements.

HACKER, JOHNSON & SMITH PA

Orlando, Florida

April 29, 2005

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Dated: April 29, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ James P. Logan	Chairman of the Board	April 29, 2005
James P. Logan

/s/ Ted R. Ostrander, Jr.	Vice Chairman of the Board	April 29, 2005
Ted R. Ostrander, Jr.

/s/ Joseph J. Junod	Director	April 29, 2005
Joseph J. Junod

/s/ Claron D. Wagner	Director	April 29, 2005
Claron D. Wagner

/s/ H.D. Robuck, Jr.	Director	April 29, 2005
H.D. Robuck, Jr.

/s/ Howard H. Hewitt	Director	April 29, 2005
Howard H. Hewitt

/s/ Gregory P. Padget	Director	April 29, 2005
Gregory P. Padgett

/s/ Stephen T. Kurtz	Chief Executive Officer,
Stephen T. Kurtz	President and Director	April 29, 2005

/s/ Paul K. Mueller	Executive Vice President, Chief
Paul K. Mueller	Operating Officer and Treasurer
	and Director	April 29, 2005