Form 10-Q
period 2005-03-31
FFLC BANCORP INC
filed 2005-04-29
CIK 912738

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act): Yes  ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	5,412,202 shares outstanding at April 29, 2005

 CONFORMED COPY

FFLC BANCORP, INC.

1

FFLC BANCORP, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At March 31, 2005	At December 31, 2004

Assets	(unaudited)

Cash and due from banks	$42,758	26,348
Interest-earning deposits	54,043	38,258

Cash and cash equivalents	96,801	64,606
Securities available for sale	57,111	74,513
Loans, net of allowance for loan losses of $6,780 in 2005
and $6,492 in 2004	912,604	883,980
Accrued interest receivable:
Securities	462	481
Loans	3,656	3,412
Premises and equipment, net	22,247	22,522
Foreclosed assets	270	223
Federal Home Loan Bank stock, at cost	9,016	8,782
Deferred income taxes	1,671	1,496
Other assets	6,105	5,272

Total	$1,109,943	1,065,287

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	51,774	41,796
NOW and money-market accounts	210,958	187,487
Savings accounts	30,182	29,891
Certificates	541,715	535,986

Total deposits	834,629	795,160

Advances from Federal Home Loan Bank	153,000	153,000
Other borrowed funds	20,092	17,031
Junior subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	10,573	10,449

Total liabilities	1,023,449	980,795

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized,
6,415,575 in 2005 and 6,411,660 in 2004 shares issued	64	64
Additional paid-in-capital	32,409	32,353
Retained income	74,449	72,281
Accumulated other comprehensive income (loss)	(429)	(207)
Treasury stock, at cost (1,003,373 shares in 2005 and 2004)	(19,999)	(19,999)

Total stockholders’ equity	86,494	84,492

Total	$1,109,943	1,065,287

See accompanying Notes to Condensed Consolidated Financial Statements.
2

FFLC BANCORP, INC.

Condensed Consolidated Statements of Income (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended March 31,

	2005	2004

Interest income:
Loans	$14,226	12,492
Securities	534	603
Other	341	125

Total interest income	15,101	13,220

Interest expense:
Deposits	4,210	3,736
Borrowed funds	1,914	1,934

Total interest expense	6,124	5,670

Net interest income	8,977	7,550

Provision for loan losses	349	339

Net interest income after provision for loan losses	8,628	7,211

Noninterest income:
Deposit account fees	348	259
Other service charges and fees	456	450
Net gain on sales of loans held for sale	79	150
Net gain on sales of securities available for sale	56	—
Other	123	119

Total noninterest income	1,062	978

Noninterest expense:
Salaries and employee benefits	3,003	2,660
Occupancy and equipment	801	702
Data processing	371	391
Professional services	191	132
Advertising and promotion	142	164
Other	483	518

Total noninterest expense	4,991	4,567

Income before income taxes	4,699	3,622

Income taxes	1,773	1,358

Net income	$2,926	2,264

Basic income per share	$.54	.42

Weighted-average number of shares outstanding for basic	5,410,973	5,394,301

Diluted income per share	$.53	.41

Weighted-average number of shares outstanding for diluted	5,525,928	5,488,954

Dividends per share	$.14	.13

See accompanying Notes to Condensed Consolidated Financial Statements
3

FFLC BANCORP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2005 and 2004
($ in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Number of Shares	Amount

Balance at December 31, 2003	6,397,202	$64	31,837	(19,913)	65,071	297	77,356

Comprehensive income:
Net income (unaudited)	—	—	—	—	2,264	—	2,264

Change in unrealized gains on securities available for sale, net of income tax of $37 (unaudited)	—	—	—	—	—	62	62

Change in unrealized loss on derivative instrument, net of income tax benefit of $29 (unaudited)	—	—	—	—	—	(48)	(48)

Comprehensive income (unaudited)							2,278

Net proceeds from the issuance of common stock, stock options exercised (unaudited)	500	—	4	—	—	—	4

Dividends paid (unaudited)	—	—	—	—	(701)	—	(701)

Purchase of treasury stock, 100 shares (unaudited)	—	—	—	(3)	—	—	(3)

Balance at March 31, 2004 (unaudited)	6,397,702	$64	31,841	(19,916)	66,634	311	78,934

(continued)

4

FFLC BANCORP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Three Months Ended March 31, 2005 and 2004
($ in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Number of Shares	Amount

Balance at December 31, 2004	6,411,660	$64	32,353	(19,999)	72,281	(207)	84,492

Comprehensive income: Net income (unaudited)	—	—	—	—	2,926	—	2,926

Change in unrealized loss on securities available for sale, net of income tax benefit of $164 (unaudited)	—	—	—	—	—	(273)	(273)

Change in unrealized gain on derivative instrument, net of income tax of $32 (unaudited)	—	—	—	—	—	51	51

Comprehensive income (unaudited)							2,704

Net proceeds from the issuance of common stock, stock options exercised (unaudited)	3,915	—	53	—	—	—	53

Tax benefit from stock compensation plans	—	—	3	—	—	—	3

Dividends paid (unaudited)	—	—	—	—	(758)	—	(758)

Balance at March 31, 2005 (unaudited)	6,415,575	$64	32,409	(19,999)	74,449	(429)	86,494

See accompanying Notes to Condensed Consolidated Financial Statements.
5

FFLC BANCORP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
 (In thousands)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$2,926	2,264
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	349	339
Depreciation and amortization	331	327
Deferred income taxes	(43)	118
Net amortization of premiums and discounts on securities	32	111
Net amortization of deferred loan fees and costs	30	31
Net gain on sales of loans held for sale	(79)	(150)
Loans originated for sale	(901)	(7,162)
Proceeds from sales of loans held for sale	2,963	8,541
Net gain on sales of securities available for sale	(56)	—
Tax benefit from stock compensation plans	3	—
Net (increase) decrease in accrued interest receivable	(225)	251
Net decrease in other assets	(833)	(4,196)
Net increase in accrued expenses and other liabilities	207	1,332

Net cash provided by operating activities	4,704	1,806

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	10,230	7,012
Purchase of securities available for sale	(294)	(52)
Proceeds from sales of securities available for sale	7,053	—
Loan disbursements	(63,391)	(61,792)
Principal repayments on loans	32,197	32,172
Purchase of premises and equipment, net	(56)	(812)
(Purchase) redemption of Federal Home Loan Bank stock	(234)	250
Net proceeds from sales of foreclosed assets	161	408

Net cash used in investing activities	(14,334)	(22,814)

Cash flows from financing activities:
Net increase in deposits	39,469	30,945
Net increase in other borrowed funds	3,061	192
Issuance of common stock	53	4
Purchase of treasury stock	—	(3)
Cash dividends paid	(758)	(701)

Net cash provided by financing activities	41,825	30,437

Net increase in cash and cash equivalents	32,195	9,429

Cash and cash equivalents at beginning of period	64,606	62,160

Cash and cash equivalent at end of period	$96,801	71,589

(continued)
6

FFLC BANCORP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Three Months Ended March 31,

	2005	2004

Supplemental disclosures of cash flow information- Cash paid during the period for:
Interest	$6,255	5,649

Income taxes	$34	28

Noncash investing and financing activities: Accumulated other comprehensive income:
Net change in unrealized gain (loss) on securities available for sale, net of tax	$(273)	62

Net change in unrealized gain (loss) on derivative instrument, net of tax	$51	(48)

Transfers from loans to foreclosed assets	$254	575

Loans originated on sales of foreclosed assets	$46	—

Loans funded by and sold to correspondent	$3,641	2,089

See accompanying Notes to Condensed Consolidated Financial Statements.
7

FFLC BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation.  In the opinion of the management of FFLC Bancorp, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

The condensed consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, First Federal Savings Bank of Lake County (the “Bank”) and the Bank’s wholly-owned subsidiary, Lake County Service Corporation (together, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Loans. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and percentages at the dates indicated ($ in thousands):

	At March 31, 2005		At December 31, 2004
	Amount	% of Total	Amount	% of Total
First mortgage loans secured by:
One-to-four-family residential *	$445,313	46.28%	$438,610	46.82%
Construction and land	81,871	8.51	82,011	8.75
Multi-family units	11,732	1.22	11,045	1.18
Commercial real estate, churches and other	190,202	19.77	183,813	19.62

Total first mortgage loans	729,118	75.78	715,479	76.37

Consumer loans	194,810	20.25	183,793	19.62
Commercial loans	38,195	3.97	37,550	4.01

Total loans (1)	962,123	100.00%	936,822	100.00%

Undisbursed portion of loans in process	(43,937)		(47,490)
Net deferred loan costs	1,198		1,140
Allowance for loan losses (2)	(6,780)		(6,492)

Loans, net	$912,604		$883,980

*	Includes $8.1 million and $10.1 million of loans held for sale at March 31, 2005 and December 31, 2004 , respectively.

(1)  Total loans outstanding by department consists of the following ($ in thousands):

	At
	March 31, 2005		December 31, 2004
	Amount	% of Total	Amount	% of Total

Residential	$438,211	45.54%	$433,116	46.23%
Commercial	322,862	33.56	315,507	33.68
Consumer	201,050	20.90	188,199	20.09

	$962,123	100.00%	$936,822	100.00%

(continued)
8

FFLC BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.   Loans, Continued.

(2)   Total allowance for loan losses by department consist of the following ($ in thousands):

	At
	March 31, 2005		December 31, 2004
	Amount	% of Gross Loans	Amount	% of Gross Loans

Residential	$1,067.24%		$989.23%
Commercial	4,103	1.27	4,013	1.27
Consumer	1,610.80		1,490.79

	$6,780.70%		$6,492.69%

Total gross loans originated by department, including unfunded construction and line of credit loans, consist of the following (in thousands):

	Three Months Ended March 31,
	2005	2004

Residential	$35,223	37,413
Commercial	36,648	37,966
Consumer	37,208	26,631

	$109,079	102,010

3.  Loan Impairment and Loan Losses.  The Company prepares a quarterly review of the adequacy of the allowance for loan losses to identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards No. 114 and 118.

An analysis of the change in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Balance at January 1	$6,492	5,490
Provision for loan losses	349	339
Net loans charged-off	(61)	(183)

Balance at March 31	$6,780	5,646

(continued)

FFLC BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Loan Impairment and Loan Losses, Continued. The following summarizes the amount of impaired loans, all of which were collateral dependent (in thousands):

	At
	March 31,	December 31,
	2005	2004
Loans identified as impaired:
Gross loans with no related allowance for losses	$351	491
Gross loans with related allowance for losses recorded	1,009	1,040
Less: Allowances on these loans	(228)	(228)

Net investment in impaired loans	$1,132	1,303

The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Average net investment in impaired loans	$1,218	3,325

Interest income recognized on impaired loans	$14	6

Interest income received on impaired loans	$14	6

Nonaccrual and accruing past due loans were as follows (in thousands):

	At
	March 31,	December 31,
	2005	2004

Nonaccrual loans	$2,078	2,213
Accruing loans past due ninety days or more	684	622

Total	$2,762	2,835

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

	Three Months Ended March 31,
	2005	2004

Weighted-average shares of common stock issued and outstanding before adjustments for RRP and common stock options	5,410,973	5,397,321
Adjustment to reflect the effect of unallocated RRP average shares	—	(3,020)

Weighted-average shares for basic income per share	5,410,973	5,394,301

Basic income per share	$.54	.42

Total weighted-average common shares and equivalents outstanding for basic income per share computation	5,410,973	5,394,301

Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	114,955	94,653

Weighted-average common shares and equivalents outstanding for diluted income per share	5,525,928	5,488,954

Diluted income per share	$.53	.41

(continued)

FFLC BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued.

5.   Stock Option Plans. During 2002, the Company adopted a new stock option plan (the “2002 Plan”) which authorizes the Company to issue up to 375,000 shares (adjusted) in connection with options granted to directors, officers or employees of the Company. The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the then current market value of the common stock at the grant date. As of March 31, 2005, 332,447 shares remain available.

The Company also has a 1993 stock option plan (the “1993 Plan”) under which common shares are authorized to be issued in connection with options granted to directors, officers and employees of the Company. Options granted under the 1993 Plan are exercisable at the market price of the common stock at the date of grant. Incentive stock options granted to officers and employees are exercisable in three equal annual installments, with the first installment becoming exercisable one year from the date of grant. Options granted to outside directors are exercisable immediately, but any common shares obtained from exercise of the options may not be sold prior to one year from the date of grant. All options expire at the earlier of ten years for officers and employees or twenty years for directors from the date of grant or one year following the date which the outside director, officer or employe e ceases to serve in such capacity. All authorized options under the 1993 Plan have been granted.

The following is a summary of stock option transactions during the three-month periods ended March 31, 2005 and 2004:

	Number of Options	Range of Exercise Prices	Weighted- Average Exercise Price

Outstanding, December 31, 2003	170,796	$4.00-26.74	12.61
Exercised	(500)	8.00	8.00

Outstanding, March 31, 2004	170,296	$4.00-26.74	12.62

Outstanding, December 31, 2004	199,891	$4.00-32.99	16.68
Exercised	(3,915)	8.00-32.99	13.58
Forfeited	(1,667)	26.74-32.99	30.49

Outstanding, March 31, 2005	194,309	$4.00-32.99	16.62

(continued)

FFLC BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.   Stock Option Plans, Continued.  No stock options were granted under the plans during the three-month periods ended March 31, 2005 or 2004. SFAS No. 123 requires pro forma fair value disclosures if the intrinsic value method is being utilized to value stock-based compensation awards. For purposes of pro forma disclosures, the estimated fair value of stock options granted is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for its stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income during the periods presented, as all stock options granted under the plans had an exercise price equal to the market value o f the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share data):

	Three Months Ended March 31,

	2005		2004

Weighted-average grant-date fair value of stock options issued during the period	$	N/A	N/A

Net income, as reported		$2,926	2,264

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect		(56)	(39)

Proforma net income		$2,870	2,225

Basic income per share, as reported		$.54	.42

Proforma basic income per share		$.53	.41

Diluted income per share, as reported		$.53	.41

Proforma diluted income per share		$.52	.41

6.   Definitive Agreement. On January 14, 2005, the Holding Company entered into a definitive agreement for the Holding Company to be acquired by Colonial BancGroup, Inc., a bank holding company incorporated in Delaware with a subsidiary bank, Colonial Bank, N.A., operating in Alabama, Florida, Georgia, Nevada, Tennessee, and Texas. Under the terms of the agreement, stockholders of the Holding Company will elect to receive either 2.0 shares of Colonial common stock or $42.00 in cash for each share of the Holding Company common stock they own. The cash consideration will be capped at 35% of the transaction and an over-election of cash will result in a pro rata distribution of stock. Completion of the transaction is subject to approval by the stockholders of the Holding Company and various regulatory agencies.

7.   Reclassifications. Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

FFLC BANCORP, INC.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FFLC Bancorp, Inc.
Leesburg, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FFLC Bancorp, Inc. and Subsidiaries (the “Company”) as of March 31, 2005, the related condensed consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 29, 2005

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

The Bank’s principal business continues to be attracting retail deposits from the general public and investing those deposits, together with borrowings and principal repayments on loans and investments and funds generated from operations in loans. Those loans are primarily loans secured by first mortgages on one-to-four-family homes or commercial real estate. The Bank also makes commercial and consumer loans and, to a lesser extent, construction, land and multi-family mortgage loans. In addition, the Bank holds investments permitted by federal laws and regulations including securities issued by the U.S. Government and its agencies. The Bank’s revenues are derived principally from interest on its loan and securities portfolios. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and its deposits are insured up to the applicable limits by the Savings Association Insurance Fund (“ SAIF”) of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to regulation by the Office of Thrift Supervision (the “OTS”) as its chartering agency, and the FDIC as its deposit insurer.

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

Definitive Agreement

On January 14, 2005, the Company entered into a definitive agreement for the Company and the Bank to be acquired by Colonial BancGroup, Inc., a bank holding company incorporated in Delaware with a subsidiary bank, Colonial Bank, N.A., operating in Alabama, Florida, Georgia, Nevada, Tennessee, and Texas. Under the terms of the agreement, shareholders of the Company will elect to receive either 2.0 shares of Colonial stock or $42.00 in cash for each share of the Company stock they own. The cash consideration will be capped at 35% of the transaction and an over-election of cash will result in a pro rata distribution of stock. Completion of the transaction is subject to approval by the shareholders of the Company and various regulatory agencies.

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

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. Such instruments are in the form of commitments to extend credit, lines of credit and letters of credit. In the event of nonperformance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making such commitments as it does for on-balance-sheet instruments. Based on it’s capital resources as shown below, the Company believes that it will have sufficient funds available to meet its commitments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at March 31, 2005 follows (in thousands):

Commitments to extend credit	$30,264

Unused lines of credit	$121,722

Undisbursed portion of loans in process	$43,936

Standby letters of credit	$3,102

Capital Resources

At March 31, 2005, certificates of deposit which were scheduled to mature in one year or less totaled $241.9 million. Based on past experience, management believes that a significant portion of those funds will remain with the Company to meet it’s commitments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of March 31, 2005, the Bank meets all capital adequacy requirements to which it is subject.

FFLC BANCORP, INC.

As of March 31, 2005, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and percentages at March 31, 2005 are also presented in the table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized For Prompt Corrective Action Provisions

	%	Amount	%	Amount	%	Amount

			($ in thousands)
Stockholders’ equity, and ratio to total assets	7.80%	$86,791
Less: investment in nonincludable subsidiary		(4,448)
Less: unrealized gain on securities available for sale		333

Tangible capital, and ratio to adjusted total assets	7.46%	$82,676	1.5%	$16,625

Tier 1 (core) capital, and ratio to adjusted total assets	7.46%	$82,676	3.0%	$33,249	5.0%	$55,416

Tier 1 capital, and ratio to risk-weighted assets	10.81%	82,676	4.0%	$30,595	6.0%	$45,892

Tier 2 capital (allowance for loan losses)		6,449

Total risk-based capital, and ratio to risk- weighted assets	11.65%	$89,125	8.0%	$61,189	10.0%	$76,486

Total assets		$1,112,429

Adjusted total assets		$1,108,312

Risk-weighted assets		$764,864

FFLC BANCORP, INC.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004	Three Months Ended March 31, 2004

Average equity as a percentage of average assets	7.99%	8.03%	8.17%

Total equity to total assets at end of period	7.79%	7.93%	8.04%

Return on average assets (1)	1.08%	.99%	.94%

Return on average equity (1)	13.53%	12.34%	11.53%

Noninterest expense to average assets (1)	1.84%	1.86%	1.90%

Nonperforming assets to total assets at end of period	.27%	.29%	.57%

Operating efficiency ratio (1)	49.72%	51.23%	53.55%

(1)    Annualized for the three months ended March 31, 2005 and 2004.

	At March 31, 2005	At December 31, 2004	At March 31, 2004

Weighted-average interest rates:
Interest-earning assets:
Loans	6.42%	6.32%	6.34%
Securities	3.35%	3.16%	3.14%
Other interest-earning assets	2.97%	2.38%	1.44%
Total interest-earning assets	6.04%	5.88%	5.89%
Interest-bearing liabilities:
Interest-bearing deposits	2.34%	2.29%	2.24%
Borrowed funds	4.01%	4.65%	4.91%
Total interest-bearing liabilities	2.52%	2.61%	2.61%
Interest-rate spread	3.52%	3.27%	3.28%

Changes in Financial Condition

Total assets increased $44.7 million or 4.2%, from $1,065.3 million at December 31, 2004 to $1,109.9 million at March 31, 2005, primarily as a result of an increase in cash and cash equivalents of $32.2 million and a $28.6 million increase in net loans. Deposits increased $39.5 million from $795.2 million at December 31, 2004 to $834.6 million at March 31, 2005. The $2.0 million net increase in stockholders’ equity during the three months ended March 31, 2005 resulted primarily from net income of $2.9 million less dividends paid of $758,000.

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

	Three Months Ended March 31,

		2005			2004

	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost

	($ in thousands)
Interest-earning assets:
Loans	$901,405	14,226	6.31%	$784,943	12,492	6.37%
Securities	76,640	534	2.79	86,045	603	2.80
Other interest-earning assets (1)	41,131	341	3.32	27,111	125	1.84

Total interest-earning assets	1,019,176	15,101	5.93	898,099	13,220	5.89

Noninterest-earning assets	63,546			63,347

Total assets	$1,082,722			$961,446

Interest-bearing liabilities:
NOW and money-market accounts	196,215	180	0.37	169,469	165.39
Savings accounts	30,242	24	0.32	26,724	36.54
Certificates	538,601	4,006	2.98	488,287	3,535	2.90
Federal Home Loan Bank advances	153,000	1,772	4.63	133,000	1,814	5.46
Other borrowings (2)	22,225	142	2.56	22,307	120	2.15

Total interest-bearing liabilities	940,283	6,124	2.61	839,787	5,670	2.70

Noninterest-bearing deposits	47,400			33,954
Noninterest-bearing liabilities	8,552			9,131
Stockholders’ equity	86,487			78,574

Total liabilities and stockholders’ equity	$1,082,722			$961,446

Net interest income		$8,977			$7,550

Interest-rate spread (3)			3.32%			3.19%

Net interest-earning assets, net margin (4)	$78,893		3.52%	$58,312		3.36%

Ratio of interest-earning assets to interest-bearing liabilities	1.08			1.07

(1)	Includes interest-earning deposits and Federal Home Loan Bank stock.

(2)	Includes other borrowed funds and junior subordinated debentures.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.
20

FFLC BANCORP, INC.

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004

General Operating Results.  Net income for the three-month period ended March 31, 2005 was $2.9 million, or $.54 per basic share and $.53 per diluted share, compared to $2.3 million, or $.42 per basic share and $.41 per diluted share, for the comparable period in 2004. The $662,000 increase in net income resulted primarily from a $1.4 million increase in net interest income, offset by an increase in noninterest expense of $424,000.

Interest Income.  Interest income increased $1.9 million to $15.1 million for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. The increase was due to an increase in the average yield earned on interest-earning assets from 5.89% for the three months ended March 31, 2004 to 5.93% for the three months ended March 31, 2005 and a $121.1 million or 13.5% increase in average interest-earning assets outstanding for the three months ended March 31, 2005.

Interest Expense.  Interest expense increased $454,000 or 8.0%, from $5.7 million for the three-month period ended March 31, 2004 to $6.1 million for the three-month period ended March 31, 2005. The increase was primarily due to an increase of $100.5 million or 12.0% in average interest-bearing liabilities outstanding, partially offset by a decrease in the average cost of interest-bearing liabilities from 2.70% for the three months ended March 31, 2004 to 2.61% for the comparable 2005 period. Average interest-bearing deposits increased from $684.5 million outstanding during the three months ended March 31, 2004 to $765.1 million outstanding during the comparable period for 2005. Average borrowings increased from $155.3 million during the three months ended March 31, 2004 to $175.2 million for the comparable 2005 period.

Provision for Loan Losses. A provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The amount of the provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2005 and 2004 of $349,000 and $339,000, respectively. Net loans charged off for the three-month periods ended March 31, 2005 and 2004 were $61,000 and $183,000, respectively. Management believes that the allowance for loan losses, which was $6.8 million or .70% of gross loans at March 31, 2005 is adequate.

Noninterest Income.  Noninterest income increased $84,000 or 8.6% from $1.0 million during the three month period ended March 31, 2004 period to $1.1 million during the comparable 2005 period. The increase was primarily due to and increase in deposit account fees of $89,000 and a $56,000 net gain on securities available for sale, offset by a $71,000 decrease in net gain on sale of loans held for sale.

Noninterest Expense.  Noninterest expense increased by $424,000 or 9.3% from $4.6 million for the three-month period ended March 31, 2004 to $5.0 million for the three-month period ended March 31, 2005. The increase was primarily due to increases of $343,000 in salaries and employee benefits, and $99,000 in occupancy and equipment expense, both related to the overall growth of the Company.

Income Taxes.   The Company made a provision for $1.4 million provision for income taxes for the three-month period ended March 31, 2004 (an effective tax rate of 37.5%) and $1.8 million (an effective tax rate of 37.7%) for the corresponding period in 2005.

FFLC BANCORP, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant change in the Company’s market risk exposure since December 31, 2004. The Company does not believe that the interest rate swap entered into in September 2002 exposes the Company to significant interest rate risk.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock.  There were no repurchases of shares of the common stock by the Holding Company during the three months ended March 31, 2005.

Item 3.       Defaults upon Senior Securities

Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.       Other Information

On March 9, 2005, the Bank entered into an Employee Retention Agreement with Paul K. Mueller to provide Mr. Mueller with an incentive to continue his employment with the Bank and to motivate him to maximize the value of the Bank. Under the terms of the Employee Retention Agreement, Mr. Mueller would be eligible to receive a retention payment of $184,000 if he remains employed by the Bank until June 30, 2005. A copy of the Employee Retention Agreement is attached as Exhibit 10.5

FFLC BANCORP, INC.

Item 6.       Exhibits

         (a)  The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of FFLC Bancorp, Inc.*

3.2	Bylaws of FFLC Bancorp, Inc. ***

4.0	Stock Certificate of FFLC Bancorp, Inc.*

10.1	First Federal Savings Bank of Lake County Recognition and Retention Plan**

10.2	First Federal Savings Bank of Lake County Recognition and Retention Plan for Outside Directors**

10.3	FFLC Bancorp, Inc. Incentive Stock Option Plans for Officers and Employees**

10.4	FFLC Bancorp, Inc. Stock Option Plan for Outside Directors**

10.5	Employee Retention Agreement of Paul K. Mueller

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on September 27, 1993, Registration No. 33-69466.

**	Incorporated herein by reference into this document from the Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1994.

***	Incorporated herein by reference into this document from the June 30, 2004 FFLC Bancorp, Inc. Form 10-Q filed July 23, 2004.
24

FFLC BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:       April 29, 2005

FFLC Bancorp, Inc.

By:	/s/ Stephen T. Kurtz
—————————————————
Name:	Stephen T. Kurtz, President and
Chief Executive Officer

By:	/s/ Paul K. Mueller
—————————————————
Name:	Paul K. Mueller, Executive Vice
President and Treasurer
25